Form 10QSB
period 2000-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2000-08-14
CIK 1108891

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                        -
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

          /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________  to  _____________________


                           Commission File No. 0-30299
                                               -------

                         Global Innovative Systems Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                   98-0217653
              ------                                   ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
    incorporation of organization)


5975 Selkirk Crescent, Prince George, British Columbia, Canada       V2N 2G9
--------------------------------------------------------------       -------
   (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (250) 964-2692
                                                           --------------

                                       N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report.)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  ___         No  X
                      ----

     As of August 1, 2000, there were issued and outstanding 21,700,000 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

                  Transitional small business disclosure format

                              Yes       No X
                                          ----

                         Global Innovative Systems Inc.
                         Quarterly Report on Form 10-QSB


                                Table of Contents

                                                                         PAGE

PART I          FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

             Balance Sheets                                               2

             Statements of Operations                                     3

             Statements of Changes in Stockholders' Deficit               4

             Statements of Cash Flows                                     5

             Notes to the Consolidated Financial Statements               6 - 10

Item 2. Management's Discussion and Analysis or Plan of Operation        11 - 14


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                15

Item 2. Changes in Securities                                            15

Item 3. Defaults Upon Senior Securities                                  15

Item 4. Submission of Matters to a Vote of Security Holders              15

Item 5. Other Information                                                15

Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                               16

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Expressed in US Dollars)


                                                June 30,          September 30,
                                                  2000                1999
                                              ----------------------------------
                                                  (Unaudited)

ASSETS

Current assets

     Cash                                     $    4,247          $        811
     Receivables                                   1,031                 1,100
     Investment tax credits refundable              -                   97,136
     Prepaid expenses                              2,729                 5,134
                                              -----------         --------------
                                                   8,007               104,181
Fixed assets                                       8,673                 9,050
Licence (Note 5)                                  45,707                  -
                                              -----------         --------------

                                              $   62,387          $    113,231
                                              ===========         ==============

LIABILITIES

Current liabilities

     Accounts payable                         $   45,833          $     14,449
     Accrued liabilities                           6,230                 5,430
     Loan payable to related party                32,164                34,074
     Advances from stockholders (Note 6)          91,898               467,357
                                              -----------         --------------
                                                 176,125               521,310
                                              -----------         --------------

STOCKHOLDERS' DEFICIT

Common stock
    Authorized:

       200,000,000 common shares, par
         value $0.001
    Issued:
         21,700,000 (1999 - 12,000,000)
           common shares                          21,700                12,000

Additional paid-in capital                       410,632                  -

Accumulated other comprehensive income
     Foreign currency translation loss           (10,542)               (5,751)

Deficit accumulated in the development stage    (535,528)             (416,189)
                                              -----------         --------------
                                                (113,738)             (409,940)
                                              -----------         --------------

                                              $   62,387          $    113,231
                                              ===========         ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (Expressed in US Dollars)

                                              January 15, 1997
                                              (incorporation) to
                                              June 30, 2000         Three months ended June 30,        Nine months ended June 30,
                                              Cumulative            ---------------------------       ----------------------------
                                                                       2000            1999              2000            1999
                                              ------------------    ------------    -----------       -----------    -------------
EXPENSES
   Accounting, audit and legal                $   40,542            $    6,080      $   1,358         $  23,159      $    5,403
   Automotive                                     18,098                 1,319          4,561             2,988           9,231
   Bank charges and interest                       5,009                 1,524          1,402             3,305           1,474
   Consulting                                     10,064                 6,064           -               10,064            -
   Depreciation                                    4,794                   726            645             1,754           1,888
   Directors' fees                                12,000                 6,000           -               12,000            -
   Insurance                                      16,127                 2,154          1,268             6,255           3,421
   Office and supplies                             4,039                   175            465               953           2,263
   Rent                                           12,527                   440           -                1,058           2,756
   Research and development costs (Note 7)       344,117                 3,655          8,734            21,366          38,360
   Telephone                                       9,822                   840          1,807             2,989           4,254
   Travel                                         16,840                   454          5,685             1,690          12,784
                                              ------------------    ------------    -----------       -----------    -------------

LOSS BEFORE OTHER ITEMS                         (493,979)              (29,431)       (25,925)          (87,581)        (81,834)
                                              ------------------    ------------    -----------       -----------    -------------
OTHER ITEMS

   Interest income                                 4,596                 1,116           -                3,791              25
   Loss on terminated proposed
       business acquisition (Note 8)             (46,145)                 -              -              (46,145)           -
                                              ------------------    ------------    -----------       -----------    -------------

                                                 (41,549)                1,116           -              (42,354)             25
                                              ------------------    ------------    -----------       -----------    -------------

NET LOSS FOR THE PERIOD                       $ (535,528)           $  (28,315)     $ (25,925)        $(129,935)     $  (81,809)
                                              ==================    ============    ===========       ===========    =============

LOSS PER SHARE - BASIC AND DILUTED                                  $      0.00     $     0.00        $     0.01     $      0.00
                                                                    ============    ===========       ===========    =============

WEIGHTED AVERAGE COMMON SHARES                                       21,700,000      12,000,000       17,388,889      12,000,000
                                                                    ============    ===========       ===========    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                       Deficit
                                                                      Accumulated
                               Common Shares                           in the         Accumulated Other          Total
                          ----------------------   Additional        Development        Comprehensive        Stockholders'
                          Number          Amount  Paid-in Capital       Stage              Income              Deficit
                          -----------   --------  ---------------   --------------    ------------------    ---------------

Balance, October 1, 1999
   - Niew Industries Inc       5,000    $ 3,265   $     -           $   (405,593)     $        (5,751)      $     (408,079)

Common stock redeemed at
   $1 Cdn on October 31,
   1999                       (2,850)    (1,861)        -                   -                    -                  (1,861)
                          -----------   --------  ---------------   --------------    ------------------    ----------------
                               2,150      1,404         -               (405,593)              (5,751)            (409,940)

Adjustment for the
   issuance of common
   stock on reverse
   acquisition            11,997,850     10,596         -                (10,596)                -                    -
                          -----------   --------  ---------------   --------------    ------------------    ----------------

                          12,000,000     12,000         -               (416,189)              (5,751)            (409,940)

Adjustment for the
   stockholders' equity
   of the Company at the
   acquisition date        9,700,000      9,700      410,632              10,596                 -                 430,928
                          -----------   --------  ---------------   --------------    ------------------    ----------------
                          21,700,000     21,700      410,632            (405,593)              (5,751)              20,988
                          -----------   --------  ---------------   --------------    ------------------    ----------------
     Net loss for the period    -          -            -               (129,935)                -                (129,935)
     Foreign currency
        translation loss        -          -            -                   -                  (4,791)              (4,791)
                          -----------   --------  ---------------   --------------    ------------------    ----------------

     Total comprehensive loss   -          -            -               (129,935)              (4,791)            (134,726)
                          -----------   --------  ---------------   --------------    ------------------    ----------------

Balance, June 30, 2000    21,700,000    $21,700   $  410,632        $   (535,528)     $       (10,542)      $     (113,738)
                          ===========   ========  ===============   ==============    ==================    ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements


                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Expressed in US Dollars)

                                              January 15, 1997
                                              (incorporation) to      Nine months ended June 30,
                                                June 30, 2000         ---------------------------
                                                 Cumulative              2000            1999
                                              ------------------      -------------   -----------
CASH PROVIDED BY (USED IN)

   Operating

       Net loss for the period                $      (535,528)        $ (129,935)     $ (81,809)
       Non cash item

           Depreciation                                 4,794              1,754          1,888
       (Increase) decrease in assets
           Receivables                                 (1,031)                69        (14,153)
           Investment tax credits refundable             -                97,136        (11,300)
           Prepaid expenses                            (2,729)             2,405         (1,164)
       Increase (decrease) in liabilities
           Accounts payable                            45,833             31,384         (4,853)
           Accrued liabilities                          6,230                800         (1,639)
                                              ------------------      -------------   -----------
                                                     (482,431)             3,613       (113,030)
                                              ------------------      -------------   -----------
   Financing

       Loan payable to related party                   32,164             (1,910)        34,034
       Issuance of common stock                         1,404               -              -
       Advances from stockholders                     571,674            104,317        105,704
       Repayments to stockholders                     (69,144)           (69,144)          -
                                              ------------------      -------------   -----------
                                                      536,098             33,263        139,738
                                              ------------------      -------------   -----------
   Investing

       Cash acquired on reverse acquisition            10,064             10,064           -
       Purchase of licence                            (45,707)           (45,707)          -
       Purchase of fixed assets                       (12,090)            (1,449)        (3,628)
                                              ------------------      -------------   -----------
                                                      (47,733)           (37,092)        (3,628)
                                              ------------------      -------------   -----------

INCREASE (DECREASE) IN CASH                             5,934               (216)        23,080

EFFECT OF FOREIGN EXCHANGE ON CASH                     (1,687)             3,652        (12,996)

CASH AT BEGINNING OF PERIOD                              -                   811          4,828
                                              ------------------      -------------   -----------

CASH AT END OF PERIOD                         $         4,247         $    4,247      $  14,912
                                              ==================      =============   ===========

Supplemental Information

Non cash investing and financing activities
   Shares of Niew Industries Inc. and loans payable to
   stockholders of Niew Industries Inc. acquired for
   consideration totalling 12 million shares of common stock          $  420,864      $    -
                                                                      =============   ===========

Licence acquired by issuance of accounts payable                      $   31,037      $    -
                                                                      =============   ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (Expressed in US Dollars)

                                  June 30, 2000

1.   UNAUDITED FINANCIAL STATEMENTS

     The interim financial statements for the nine month periods ended June 30, 2000 and 1999 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information, contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of Niew Industries Inc. (Note 3) for the years ended September 30, 1999 and 1998 and the notes thereto included elsewhere in the Company's registration on Form 10-SB. The Company follows the same accounting policies in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

2.   NATURE OF BUSINESS AND CONTINUING OPERATIONS

     The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries Inc. ("NIEW"). The transaction resulted in NIEW becoming a wholly owned subsidiary of the Company.

     NIEW was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. To date, this has been Niew's only activity. These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

     The Company has made an application to the United States Securities and Exchange Commission to register its common stock.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2000, the Company has accumulated operating losses of $535,528 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving a profitable level of operations through the successful development of the twin rotating asphalt mixing system. It is the intention of the Company to raise a new equity financing of approximately $1,500,000 within the upcoming year. Amounts raised will be used to complete the development of the twin rotating asphalt mixing system and then proceed into a stage of commercial production.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (Expressed in US Dollars)

                                  June 30, 2000

2.   NATURE OF BUSINESS AND CONTINUING OPERATIONS - CONTINUED

     While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.   ACQUISITION OF NIEW INDUSTRIES INC.

     By agreement dated December 11, 1999, the Company agreed to acquire 100% of the issued and outstanding shares, and $420,864 owing to the stockholders, of Niew Industries Inc. The acquisition closed on January 31, 2000.

     Effective as of the closing date, the transaction was accounted for using the purchase method of accounting as applicable for a reverse acquisition. Following reverse acquisition accounting, consolidated financial statements subsequent to closing of the acquisition are presented as a continuation of NIEW. The operations of the Company are consolidated with those of NIEW from the date of the acquisition.

     The net assets of the Company at the date of acquisition consisted of $10,064 of cash remaining on its initial capitalization.

     The company intends to retain September 30 as its fiscal year end.

     Since the Company was inactive until the acquisition of NIEW, pro-forma information reflecting the acquisition had it occurred at the beginning of the earliest period presented would not yield results different from the net loss and loss per share presented on the Consolidated Statement of Operations.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (Expressed in US Dollars)

                                  June 30, 2000

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on October 1, 2000 to affect its financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard did not have a material effect on the financial statements.

5.   COMMITMENT

     By agreement dated November 8, 1999, the Company agreed to purchase a license entitling it to manufacture a component known as a "Portable Overhead Bin". This component will be part of the twin rotating asphalt mixing system that is currently being developed by the Company. To acquire the license, the Company is required to pay a one time payment of $75,000 in Canadian dollars, $30,000 which has been paid with the balance to be paid by August 31, 2000. In addition, the company will be required to pay a royalty based on the number of units manufactured in a calendar year. The minimum royalty is Cdn. $10,000 for 2000 and Cdn. $20,000 for 2001 and thereafter.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (Expressed in US Dollars)

                                  June 30, 2000

6.   ADVANCES FROM STOCKHOLDERS

     In connection with the acquisition of Niew Industries Inc., the purchase price included the settlement of outstanding debts to directors totalling $420,864.

     The remaining advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

                                             June 30,       September 30,
                                                2000             1999
                                          -----------------------------

Cash advances to the company               $  153,411     $   464,619
Repayments                                    (69,144)           -
Reimbursable expenses                           7,631           2,738
                                           ----------     -------------

                                           $   91,898     $   467,357
                                           ==========     ===========

Average balance for the period             $  146,992     $   403,645
                                           ==========     ===========




7.   RESEARCH AND DEVELOPMENT COSTS

     The company is in the process of developing a twin rotating asphalt mixing system ("TRAMS"). Costs incurred to date consist of the following:

                                    January 15, 1997
                                    (incorporation) to        Three months                Nine months
                                    June 30, 2000             ended June 30,             ended June 30,
                                     Cumulative             2000          1999         2000         1999
                                    ------------------     --------    --------      --------     ---------
Materials and supplies              $   277,620            $ 2,641     $ 9,460       $ 8,910      $ 31,442
Salaries and benefits                   139,772              1,014       1,053         4,418         5,463
Patent application                       22,211               -            781         8,038        10,947
Investment tax credits recovery         (95,486)              -         (2,560)         -           (9,492)
                                    ------------------     --------    --------      --------     ---------

                                    $   344,117            $ 3,655     $ 8,734       $21,366      $ 38,360
                                    ==================     ========    ========     ========     =========


     Upon conclusion of the share exchange agreement, the company is no longer eligible for recoverable investment tax credits.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (Expressed in US Dollars)

                                  June 30, 2000

8.   LOSS ON TERMINATED PROPOSED BUSINESS ACQUISITION

     During the period, the Company advanced funds in anticipation of the acquisition of a business. The directors have reassessed the proposed acquisition and have chosen to abandon it. As a result, the advances have been written off.

     The company to which the funds were advanced and the Company have one common director.

     Safe Harbor Statement

          Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis or Plan of Operation" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to its stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such factors include, but are not limited to: (i) our lack of historical revenues; (ii) our ability to complete the development and commercially exploit the TRAMS; (iii) our ability to manage growth; (iv) our ability to develop our brand; (v) competition; and (vi) our ability to adapt to evolving environmental regulations. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The Company was incorporated on September 14, 1995 under the laws of the State of Nevada. The Company was inactive until it entered into a share exchange agreement with the stockholders of Niew Industries Inc ("NII"). By agreement dated December 1, 1999 and closed on January 31, 2000, the Company acquired all the issued and outstanding shares of NII along with amounts owing to NII's stockholders totaling $420,864 in exchange for 12 million shares of common stock of the Company. NII was incorporated on January 15, 1997 in British Columbia and is in the process of developing and marketing for sale a simplified asphalt mixing system that would be compact, environmentally friendly and easy to mobilize. NII was inactive until April 15, 1998 when it began development of a twin rotating asphalt-mixing system ("TRAMS"). In 2000, the Company filed its initial registration statement with the Securities and Exchange Commission on Form 10-SB and intends to make the necessary applications to list its common stock on the National Association of Securities Dealers Over the Counter Bulletin Board ("NASD OTC:BB").

     Prior to the acquisition of NII, the Company was inactive. Since the operations of the surviving entity are those of NII, the discussion below pertaining to periods prior to the acquisition date (January 31, 2000) relate to a discussion of the financial results of NII and management's plan of operations for the consolidated entity. The financial results of NII were first consolidated with the financial statements of the Company in the 2nd quarter of the Company's 2000 fiscal year.


RESULTS OF OPERATIONS

         Statement of Operations Data

                                            Nine months
                                           ended June 30,

                                       2000            1999
                                    ------------    -----------
                                            (UNAUDITED)

Revenue                             $    -          $    -
                                    ------------    -----------

Expenses

General and administrative             43,056         38,071
Accounting audit & legal               23,159          5,403
Research and development               21,366         38,360
Interest Income                        (3,791)           (25)
Loss on terminated proposed
  business acquisition                 46,145           -
                                    ------------    -----------

                                      129,935         81,809
                                    ------------    -----------

Net loss for the period             $(129,935)      $(81,809)
                                    ============    ===========

     General and administrative  expenses include  automotive,  bank charges and
interest,  consulting,   depreciation,  director  fees,  insurance,  office  and
supplies, rent, telephone and travel expenses.

     NII is a development stage company and has not had any revenue generating activities.

         Balance Sheet Data

                                      June 30,      September 30,
                                        2000            1999
                                    ------------    -------------
                                     (UNAUDITED)
Working capital
 (deficiency )                      $(168,118)      $(417,129)
Total assets                           62,387         113,231
Accumulated deficit                  (535,528)       (405,593)
Stockholders' deficit                (113,738)       (408,079)


     Nine months ended June 30, 2000 compared to nine months ended June 30, 1999.

     During the nine-month period ended June 30, 2000, the Company incurred a net loss of $129,935 compared to a net loss of $81,809 for the comparative period in 1999. No revenue was recognized in either period.

     The research and development costs in the nine month period ended June 30, 2000 of $21,366 declined by $16,994 over the corresponding period in 1999 because development of the TRAMS System is almost complete and NII turned its attention to finalizing the acquisition of the company by Global, the registration of Global's stock and arranging for additional financing. Further development and testing of the TRAMS System has been deferred until NII completes its registration statement and can obtain additional funding. General and administrative costs have increased by $4,985 from the comparative period in 1999 to $43,056 due to the current focus on the registration of the Company's stock. Declines of $17,337 associated with travel and automobile costs in 2000 are offset by new director fees of $12,000 and consulting fees associated with the stock registration of $10,064. Accounting, audit and legal expenses increased by $17,756 to $23,159 in 2000 as a result of additional costs incurred in connection with NII's plans and intentions to become a public company. One component of this increase was to engage a firm to audit the Company's Financial Statements, which previously were only compiled for tax purposes.

     Management of NII had investigated a proposed acquisition of a Canadian business involved in the development of a secure locking system for explosive magazines. In that regard, NII had advanced $46,245 in anticipation of acquisition in fiscal year 2000. NII performed its due diligence in connection with the acquisition and has re-evaluated the proposal and decided not to pursue the acquisition. As a result, the initial advances have been written off. The company to which the funds were advanced and the Company have one common director.

     Interest income earned on the refund of 1999 and 1998 investment tax credits increased by $3,766 in the nine months ended June 30, 2000. Refunds for both taxation years were received in the nine-month period ended June 30, 2000.

     Liquidity and Capital Resources

     At June 30, 2000, NII has cumulatively expended $344,117 (net of investment tax credits of $95,486) on direct research and development on the prototype. During this stage referred to by management as Phase I, NII constructed the prototype but is working on improving it to make it more efficient and to ensure that it meets government standards for pollution control. Management estimates that the completion of Phase I will require approximately $25,000 consisting of $15,000 for testing and materials and $10,000 for labor and subcontracts. At the completion of Phase I, management plans to sell its prototype, the proceeds of which would be used to finance the construction of another Phase I TRAMS System.

     NII has plans for Phase II in which it will build a second trailer that will have a self-erecting silo, asphalt, diesel and propane tanks. NII intends to sell the commercial version of the two machines as a package, but would also be able to sell them individually. Management estimates the cost of Phase II to be as follows:

                  Materials         $  84,000
                  Overhead             16,000
                  Salaries             50,000
                                    ---------
                                     $150,000
                                    =========

     To date, the operations of NII have been primarily financed by private loans from directors and related parties totaling $ 603,838 at June 30, 2000, as well as $95,486 of refundable Canadian government investment tax credits on eligible research expenditures. Upon conclusion of the share exchange with NII resulting in NII no longer being Canadian owned, further investment tax credits will not be available.

     At June 30, 2000, the Company has cash of $4,247 available for completion of Phase I development and to finance the costs necessary in the process of going public in the United States. Going public is important for the Company since it requires access to capital to finance construction of additional units and to complete its development initiatives. The Company does not have sufficient funds on hand to complete its Phase I development and the public registration process. Deficiencies in cash will be covered by additional loans and advances by the Company's directors until such time that the Company can attract equity investors. Should the Company be unable to attract equity investors, cutbacks and deferrals of the planned development and production schedule would occur until such funds were otherwise available externally or from the proceeds received on sale of the Phase I prototype. Alternatively, the Company could consider a joint venture to proceed with its plans.

     At this point in time management has focused its efforts on the completion of Phase I. Completion of Phase II has been deferred until the stock registration process is completed and cash flow is available to the Company. Management believes there is a market for the Phase I product without being dependent upon Phase II.

     Plan of Operations

     In the next twelve months, the Company intends to complete Phase I and possibly, Phase II and then produce the machine for commercial sale.

     NII has also acquired a license to manufacture a self-erecting silo, which is different from the silo that is going to be used in Phase II. Management also intends to manufacture this silo for commercial sale. At the present time, further development of Phase I and Phase II has been suspended to devote attention to the registration of the Company's common stock and listing of its securities on the NASD OTC:BB market.

     These objectives are currently being financed by the Company's controlling stockholders. The Company believes it requires approximately $25,000 to complete the development and testing of Phase I at which time management believes it can sell the prototype. Proceeds from the sale and additional financing will be used to finance production of additional units. The Company intends to seek traditional debt, equity or principal funding to further finance the manufacturing process.

     The Company anticipates it will be able to complete the stated plan of operations if the additional financing can be achieved. The actual expenditures and business plan of the Company may differ from the stated plan of operations. The Board of Directors of the Company may decide not to pursue the stated plan of operations. In addition, the Company may modify the stated plan of operations based on the available amount of financing in the event that the Company cannot achieve the required equity financing to complete the stated plan of operations. The Company does not have any arrangement in place for any debt or equity financing which would enable the Company to meet the stated plan of operations.

     In the event the Company is not successful in achieving any further sales of its common stock, the Company anticipates that it could not sustain its business operations without short-term financing from the Company's controlling stockholders based on the Company's current cash position and the absence of a current revenue stream. Due to the Company's lack of operating history, there exists substantial doubt about the Company's ability to continue as a going concern, as stated in Note 1 to the consolidated financial statements.

     The Company anticipates continuing operating losses in the foreseeable future. The Company bases this expectation in part on the basis that the Company will incur substantial operating expenses in completing its stated plan of operations. The Company's future financial results are also uncertain due to a number of factors, many of which are outside of the Company's control. These factors include, but are not limited to general economic conditions, government environmental regulations and increased industry competition, which include the following:

o Willingness of external investors to advance capital to the Company to finance continued development and production;

o Uncertainty regarding whether the Company can meet new British Columbia environmental regulations in 2001, whether it can comply with environmental regulations in other North American jurisdictions or whether the Company can continue to meet new regulatory requirements as they arise;

o That there will be a market for the Company's Phase I or II products once the development is complete and demand for the product at that time will be such to support economically viable production.

     The Company believes that it has access to funds sufficient to complete the development and negotiate the sale of the Phase I prototype. There can be no assurance that such additional funding would be available to the Company, or if available that the terms of such additional financing will be acceptable to the Company.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries or findings of securities or commodities law violations.

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     Exhibit 27.1      Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Innovative Systems Inc.


Date:  August 10, 2000                 By:      /s/ Helge Freudentheil
                                                ----------------------
                                       Name:    Helge Freudentheil
                                                Title: Chief Executive Officer,
                                                President and Director


                                       By:      /s/ Ken Bergestad
                                                ----------------------
                                       Name:    Ken Bergestad
                                       Title:   Vice President and Director


                                       By:      /s/ Walter Niemi
                                                ----------------------
                                       Name:    Walter Niemi
                                       Title:   Secretary-Treasurer and Director


                                       By:      /s/ Robert Stark
                                                ----------------------
                                       Name:    Robert Stark
                                       Title:   Vice President and Director