Form 10QSB/A
period 2000-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2000-09-13
CIK 1108891

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Yes              No  X
     ----             ----


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

                  Transitional small business disclosure format

                              Yes       No X
                                          ----

                         Global Innovative Systems Inc.
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                  PAGE

PART I          FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

               Balance Sheets                                         2

               Statements of Operations                               3

               Statements of Changes in Stockholders' Deficit         4

               Statements of Cash Flows                               5

               Notes to the Consolidated Financial Statements         6 - 11

Item 2. Management's Discussion and Analysis or Plan of Operation    11 - 16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                            16

Item 2. Changes in Securities                                        16

Item 3. Defaults Upon Senior Securities                              16

Item 4. Submission of Matters to a Vote of Security Holders          16

Item 5. Other Information                                            16

Item 6. Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                           17

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.


                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                            (Expressed in US Dollars)


                                           June 30,          September 30,
                                              2000                1999
                                          --------------------------------
                                           (Unaudited)

ASSETS

Current assets

     Cash                                 $     4,247       $         811
     Receivables                                1,031               1,100
     Investment tax credits refundable           -                 97,136
     Prepaid expenses                           2,729               5,134
                                          ------------      --------------
                                                8,007             104,181
Fixed assets                                    8,673               9,050
Licence (Note 5)                               45,707                -
                                          ------------      --------------

                                          $    62,387       $     113,231
                                          ============      ==============

LIABILITIES

Current liabilities

     Accounts payable                     $    45,833       $      14,449
     Accrued liabilities                        6,230               5,430
     Loan payable to related party             32,164              34,074
     Advances from stockholders (Note 6)       91,898             467,357
                                          ------------      --------------
                                              176,125             521,310
                                          ------------      --------------

STOCKHOLDERS' DEFICIT

Common stock
    Authorized:

       200,000,000 common shares,
          par value $0.001
    Issued:
         21,700,000 (1999 - 12,000,000)
              common shares                    21,700              12,000

Additional paid-in capital                    410,632                -

Accumulated other comprehensive income
     Foreign currency translation loss        (10,542)             (5,751)

Deficit accumulated in the
   development stage                         (535,528)           (416,189)
                                          ------------      --------------

                                             (113,738)           (409,940)
                                          ------------      --------------

                                          $    62,387       $     113,231
                                          ============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements



                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (Expressed in US Dollars)


                                               January 15, 1997
                                                (incorporation)        Three months ended June 30,       Nine months ended June 30,
                                               to June 30, 2000     --------------------------------    ----------------------------
                                                  Cumulative             2000              1999             2000            1999
                                              ------------------    ----------------   -------------    ------------   -------------
EXPENSES

   Accounting, audit and legal                $         40,542      $         6,080    $     1,358      $    23,159    $     5,403
   Automotive                                           18,098                1,319          4,561            2,988          9,231
   Bank charges and interest                             5,009                1,524          1,402            3,305          1,474
   Consulting                                           10,064                6,064            -             10,064           -
   Depreciation                                          4,794                  726            645            1,754          1,888
   Directors' fees                                      12,000                6,000            -             12,000           -
   Insurance                                            16,127                2,154          1,268            6,255          3,421
   Office and supplies                                   4,039                  175            465              953          2,263
   Rent                                                 12,527                  440             -             1,058          2,756
   Research and development costs (Note 7)             344,117                3,655          8,734           21,366         38,360
   Telephone                                             9,822                  840          1,807            2,989          4,254
   Travel                                               16,840                  454          5,685            1,690         12,784
                                              ------------------    ----------------   -------------    ------------   -------------

LOSS BEFORE OTHER ITEMS                               (493,979)             (29,431)       (25,925)         (87,581)       (81,834)
                                              ------------------    ----------------   -------------    ------------   -------------

OTHER ITEMS

   Interest income                                       4,596                1,116           -               3,791             25
   Loss on terminated proposed
       business acquisition (Note 8)                   (46,145)                -              -             (46,145)          -
                                              ------------------    ----------------   -------------    ------------   -------------

                                                       (41,549)               1,116           -             (42,354)            25
                                              ------------------    ----------------   -------------    ------------   -------------

NET LOSS FOR THE PERIOD                       $       (535,528)     $       (28,315)   $   (25,925)     $  (129,935)   $   (81,809)

                                              ==================    ================   =============    ============   =============

LOSS PER SHARE - BASIC AND DILUTED                                  $          0.00    $      0.00      $      0.01    $      0.00
                                                                    ================   =============    ============   =============

WEIGHTED AVERAGE COMMON SHARES                                           21,700,000     12,000,000       17,388,889     12,000,000
                                                                    ================   =============    ============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements


                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)

                                                                                       Deficit
                                                                                     Accumulated    Accumulated
                                          Common Shares              Additional        in the          Other           Total
                                  ------------------------------      Paid-in        Development    Comprehensive   Stockholders'
                                    Number            Amount          Capital           Stage          Income          Deficit
                                  ------------    --------------    ------------    -------------   -------------   --------------

Balance, October 1, 1999 -
     Niew Industries Inc.              5,000      $  3,265          $      -        $ (405,593)     $    (5,751)    $  (408,079)

Common stock redeemed at
     $1 Cdn on October
     31, 1999                         (2,850)       (1,861)               -               -                -             (1,861)
                                  ------------    --------------    ------------    -------------   -------------   --------------

                                       2,150         1,404                -           (405,593)          (5,751)       (409,940)

Adjustment for the issuance
     of common stock on
     reverse acquisition          11,997,850        10,596                -            (10,596)            -               -
                                  ------------    --------------    ------------    -------------   -------------   --------------

                                  12,000,000        12,000                -           (416,189)          (5,751)       (409,940)

Settlement of debt to the
     former stockholders of
     Niew Industries Inc.
     (Note 3)                           -             -               410,268           10,596             -            420,864

Adjustment for the stockholders'
     equity of the Company at
     the acquisition date
     (Note 3)                      9,700,000         9,700                364             -                -             10,064
                                  ------------    --------------    ------------    -------------   -------------   --------------

                                  21,700,000        21,700            410,632         (405,593)          (5,751)         20,988
                                  ------------    --------------    ------------    -------------   -------------   --------------


     Net loss for the period            -             -                  -            (129,935)            -           (129,935)
     Foreign currency
       translation loss                 -             -                  -              -                (4,791)         (4,791)
                                  ------------    --------------    ------------    -------------   -------------   --------------

     Total comprehensive loss           -             -                  -            (129,935)          (4,791)       (134,726)
                                  ------------    --------------    ------------    -------------   -------------   --------------

Balance, June 30, 2000            21,700,000      $ 21,700          $ 410,632       $ (535,528)     $   (10,542)    $  (113,738)
                                  ============    ==============    ============    =============   =============   ==============

                                        4

    The accompanying notes are an integral part of these financial statements


                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Expressed in US Dollars)


                                                               January 15, 1997
                                                               (incorporation) to            Nine months ended June 30,
                                                               June 30, 2000           ----------------------------------
                                                               Cumulative                   2000               1999
                                                               -------------------     --------------     ---------------
CASH PROVIDED BY (USED IN)

   Operating

       Net loss for the period                                 $     (535,528)         $   (129,935)      $     (81,809)
       Non cash item

           Depreciation                                                 4,794                 1,754               1,888
       (Increase) decrease in assets
           Receivables                                                 (1,031)                   69             (14,153)
           Investment tax credits refundable                             -                   97,136             (11,300)
           Prepaid expenses                                            (2,729)                2,405              (1,164)
       Increase (decrease) in liabilities
           Accounts payable                                            14,796                   347              (4,853)
           Accrued liabilities                                          6,230                   800              (1,639)
                                                               -----------------       --------------     ---------------
                                                                     (513,468)              (27,424)           (113,030)
                                                               -----------------       --------------     ---------------
   Financing

       Loan payable to related party                                   32,164                (1,910)             34,034
       Issuance of common stock                                         1,404                  -                   -
       Advances from stockholders                                     571,674               104,317             105,704
       Repayments to stockholders                                     (69,144)             (69,144)                -
                                                               -----------------       --------------     ---------------
                                                                      536,098               33,263               139,738
                                                               -----------------       --------------     ---------------
   Investing

       Cash acquired on reverse acquisition                            10,064                10,064                -
       Purchase of licence                                            (14,670)              (14,670)               -
       Purchase of fixed assets                                       (12,090)               (1,449)             (3,628)
                                                               -----------------       --------------     ---------------
                                                                      (16,696)               (6,055)             (3,628)
                                                               -----------------       --------------     ---------------

INCREASE (DECREASE) IN CASH                                             5,934                  (216)             23,080

EFFECT OF FOREIGN EXCHANGE ON CASH                                     (1,687)                3,652             (12,996)

CASH AT BEGINNING OF PERIOD                                              -                      811               4,828
                                                               -----------------       --------------     ---------------
CASH AT END OF PERIOD                                          $        4,247          $      4,247       $      14,912
                                                               =================       ==============     ===============

Supplemental Information

Non cash investing and financing activities
   Shares of Niew Industries Inc. and loans payable to
   stockholders of Niew Industries Inc. acquired for
   consideration totalling 12 million shares of common stock                           $    420,864       $        -
                                                                                       ==============     ===============

Licence acquired by issuance of accounts payable                                       $     31,037       $        -
                                                                                       ==============     ===============



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

2.   NATURE OF BUSINESS AND CONTINUING OPERATIONS

     The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries Inc. ("NIEW"). The transaction resulted in NIEW becoming a wholly owned subsidiary of the Company. Since the stockholders of NIEW controlled 55% of the combined entity after the merger and the business of NIEW presents the only operations of the new entity, the transaction was recorded as a reverse acquisition and NIEW was considered the accounting acquiror. As such, the historical financial information of the Company is that of NIEW.

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

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do no include any adjustments that might arise from this uncertainty.

3.   ACQUISITION OF NIEW INDUSTRIES INC.

     By agreement dated December 11, 1999, the Company agreed to acquire 100% of the issued and outstanding shares, and settle $420,864 owing to the stockholders, of Niew Industries Inc. in exchange for 12 million common shares of the Company. The acquisition closed on January 31, 2000.

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

     The net assets of the Company at the date of acquisition consisted of $10,064 of cash remaining on its initial capitalization. No goodwill was recorded on the acquisition.

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

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A Development Stage Company)

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            (Expressed in US Dollars)

                                  June 30, 2000


6.   ADVANCES FROM STOCKHOLDERS

     In connection with the acquisition of Niew Industries Inc., the purchase price of 12 million common shares included the settlement of outstanding debts to directors totalling $420,864.

     The remaining advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

                                                 June 30,    September 30,
                                                    2000              1999
                                         ---------------------------------

      Cash advances to the company             $ 153,411     $ 464,619
      Repayments                                 (69,144)         -
      Reimbursable expenses                        7,631         2,738
                                               ---------     ----------

                                               $  91,898     $ 467,357
                                               =========     ==========

Average balance for the period                 $ 146,992     $ 403,645
                                               =========     ==========



7.   RESEARCH AND DEVELOPMENT COSTS

     The company is in the process of developing a twin rotating asphalt mixing system. Costs incurred to date consist of the following:

                        January 15, 1997
                        (incorporation)    Three months    Nine months
                        to June 30, 2000   ended June 30,  ended June 30,
                        Cumulative         2000    1999      2000    1999
                        ----------------  ------  -------  -------  --------


Materials and supplies  $   277,620       $2,641  $9,460   $ 8,910  $31,442
Salaries and benefits       139,772        1,014   1,053     4,418    5,463
Patent application           22,211         -        781     8,038   10,947
Investment tax
   credits recovery         (95,486)        -     (2,560)     -      (9,492)
                        ----------------  ------  -------  -------  --------

                        $   344,117       $3,655  $8,734   $21,366  $38,360
                        ================  ======  =======  =======  ========

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


Safe Harbor Statement

     Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis or Plan of Operation" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to its stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such factors include, but are not limited to: (i) our lack of historical revenues; (ii) our ability to complete the development and commercially exploit the TRAMS; (iv) our ability to manage growth; (v) our ability to develop our brand; (vi) competition; and (vii) our ability to adapt to evolving environmental regulations. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The Company was incorporated on September 14, 1995 under the laws of the State of Nevada. The Company was inactive until it entered into a share exchange agreement with the stockholders of Niew Industries Inc ("NII"). By agreement dated December 1, 1999 and closed on January 31, 2000, the Company acquired all the issued and outstanding shares of NII along with settling amounts owing to NII's stockholders totaling $420,864 in exchange for 12 million shares of common stock of the Company. NII was incorporated on January 15, 1997 in British Columbia and is in the process of developing and marketing for sale a simplified asphalt mixing system that would be compact, environmentally friendly and easy to mobilize. NII was inactive until April 15, 1998 when it began development of a twin rotating asphalt-mixing system ("TRAMS"). In 2000, the Company filed its initial registration statement with the Securities and Exchange Commission on Form 10-SB and intends to make the necessary applications to list its common stock on the National Association of Securities Dealers Over the Counter Bulletin Board ("NASD OTC:BB").

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

RESULTS OF OPERATIONS

         Statement of Operations Data

                                               Nine months
                                             ended June 30,
                                -------------------------------------------
                                       2000                     1999
                                     (UNAUDITED)
                                -----------------         -----------------
Revenue                         $           -             $          -
                                -----------------         -----------------

Expenses

General and administrative                43,056                    38,071
Accounting audit & legal                  23,159                     5,403
Research and development                  21,366                    38,360
Interest Income                          (3,791)                       (25)
Loss on terminated proposed
  business acquisition                    46,145                      -
                                -----------------         -----------------

                                         129,935                    81,809
                                -----------------         -----------------

Net loss for the period         $       (129,935)         $        (81,809)
                                =================         =================

     General and administrative  expenses include  automotive,  bank charges and
interest,  consulting,   depreciation,  director  fees,  insurance,  office  and
supplies, rent, telephone and travel expenses.

     NII is a development stage company and therefore has not had any revenue generating activities.

         Balance Sheet Data

                                  June 30,         September 30,
                                2000              1999
                                ------------------------------------
                                (UNAUDITED)
Working capital

 (deficiency )                  $(168,118)       $(417,129)
Total assets                       62,387          113,231
Accumulated deficit              (535,528)        (405,593)
Stockholders' deficit            (113,738)        (408,079)


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

     NII has plans for Phase II in which it will build a second trailer that will have a self-erecting silo, asphalt, diesel and propane tanks. NII intends to sell the commercial version of the two machines as a package, but would also be able to sell them individually. Management estimates the cost of Phase II to be as follows:

                  Materials         $  84,000
                  Overhead             16,000
                  Salaries             50,000
                                 ------------
                                    $ 150,000
                                 ============

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

         The Company believes that it has access to funds sufficient to complete the development and negotiate the sale of the Phase I prototype. There can be no assurance that such additional funding would be available to us, or if available that the terms of such additional financing will be acceptable to the Company.


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

                                        Global Innovative Systems Inc.


Date:  August 10, 2000                  By:      /s/ Helge Freudentheil
       ---------------                           ----------------------
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