Form 10KSB
period 2000-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2001-01-16
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For  the  fiscal  year  ended  September  30,  2000
                                    --------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

     Commission  file  number  000-30299
                               ---------

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

      NEVADA                                  98-0217653
      ------                                  ----------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

                             5975 SELKIRK CRESCENT,
                  PRINCE GEORGE, B.C.  CANADA          V2N 2G9
                  ---------------------------          -------
          (Address of principal executive offices)    (Zip Code)

Issuer's  telephone  number  (250)  964-2692
                              ---   --------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title of each class          Name of each exchange on which registered

                 NONE
                 ----

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ------------------------------
                                (Title of class)


                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  [X]  No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  Nil
                                                                       ---

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Not  Applicable
---------------

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

21,700,000  common  shares, par value $0.001 outstanding as of December 31, 2000
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART  I                                                                    1
Item  1.     Description  of  Business.                                    1
Item  2.     Description  of  Property.                                   13
Item  3.     Legal  Proceedings.                                          14
Item  4.     Submissions  of  Matters  to  a  Vote  of Security Holders.  14

PART  II                                                                  14
Item  5.     Market  for  Common Equity and Related Stockholder Matters.  14
Item  6.     Management's Discussions and Analysis or Plan of Operation.  15
Item  7.     Financial  Statements.                                       17
Item  8.     Changes  In  and  Disagreements  With Accountants on
             Accounting and Financial  Disclosure.                        34

PART  III                                                                 34
Item  9.     Directors,  Executive  Officers,  Promoters  and
             Control  Persons; Compliance  With  Section  16(a)
             of  the  Exchange  Act.                                      34
Item  10.    Executive  Compensation.                                     36
Item  11.    Security  Ownership  of Certain Beneficial Owners
             and Management.                                              37
Item  12.     Certain  Relationships  and  Related  Transactions.         38
Item  13.     Exhibits  and  Reports  on  Form  8-K.                      39
SIGNATURES                                                                40

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

     This Annual Report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General

     Global Innovative Systems Inc. was incorporated on September 14, 1995, under the laws of the State of Nevada, under the name "Legacy Bodysentials Inc.". On September 25, 1996, we changed our name to "Legacy Minerals Inc.". On May 18, 1998, we changed our name to "Global Commonwealth Inc.". On November 12, 1999, we changed our name to our current name of "Global Innovative Systems Inc.". Other than the acquisition described herein, we do not have any plans, proposals, arrangements or understandings with respect to future acquisitions.

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to "common shares" refer to common shares in our capital stock.

Business  Development  of  the  Company  of  the  Past  Three  Years

     We had been inactive since our incorporation until we entered into a share exchange agreement dated December 1, 1999 (the "Share Exchange Agreement") with Niew Industries Inc. ("Niew Industries"), pursuant to which we agreed to acquire 100% of the issued and outstanding shares from the stockholders of Niew Industries along with amounts owing to these stockholders totalling $420,864, in exchange for issuing 12 million of our common shares to the former shareholders of Niew Industries. The intent of acquiring the stockholder loans was to settle the indebtedness and reduce total liabilities subsequent to the acquisition date. The transaction to acquire Niew Industries closed on January 31, 2000. Settlement of the loans to former stockholders of Niew Industries was conditional upon closing of the transactions contemplated in the Share Exchange Agreement. The share exchange resulted in Niew Industries becoming our wholly owned subsidiary. Prior to the share exchange, we did not generate any revenue but did incur administrative expenses.

     The share exchange with the stockholders of Niew Industries was accounted for as a reverse acquisition, since at the completion of the share exchange the former stockholders of Niew Industries controlled approximately 55% of our company. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange are presented as a continuation of Niew Industries consistent with the change of business. Accordingly, our operations are consolidated with those of Niew Industries since the date of acquisition.

     Niew Industries was incorporated on January 15, 1997 under the British Columbia Company Act. Niew Industries was inactive until March 23, 1998, when it began the development of a twin rotating asphalt mixing system. To date this has been Niew Industries' only activity.

Our  Current  Business

     We conduct our operations through our recently acquired subsidiary, Niew Industries, in British Columbia, Canada. Our business objective is to successfully develop a simplified asphalt mixing system that is compact, environmentally friendly and easy to move from and to various locations. Niew Industries has taken a step towards this goal with the design and development of the twin rotating asphalt mixing system (the "Trams System").

The  Trams  System  -  Phase  I

     The main frame of the Trams System houses a diesel gas powered electric generator for electrical power, all electrical components, a four bin feed system (split bins, two side by side), a burner with a blower and an exhaust fan to dry the aggregate and drum. The drum was designed as a double tapered mixer-dryer with one drum inside the other. This caused the overall drum length to be cut in half thus allowing for more frame area. The drum's double tapered design allows asphalt oil to be sprayed in with no fire contact. The asphalt spray system was designed to arrest the majority of dry particulate from the air and introduced back into the mixed product. The shape of the drums allows the plant to be set up level rather than at an incline as with conventional plants. The tapered drums also cause the air to slow down on exit, thus any particles that may have escaped fall back into the drum.

     Other auxiliary equipment is required before and after the mixing process, with the mixing being done in the drum. This equipment includes a power source (generator), gravel bins to feed the mixer, scale belts to weigh and calibrate the aggregate supply, and a burner to dry the gravel and bring the material to a specified temperature. Other equipment includes a control centre to control and monitor the integrated electronic system, liquid asphalt storage and pump system to inject a specified percentage of gravel to oil ratio, a pollution system to capture airborne emissions, discharge system which moves the properly heated and mixed material to a silo capable of holding 25 to 70 tons of finished product. The trailer for the Trams System holds all but the silo and liquid storage tank which is a unique feature compared to existing asphalt plants.

     Conventional plant drums are not tapered requiring them to be elevated and blocked so the aggregate will flow downhill. The Trams System does not require very much blocking because the plant is setup level. This is because the drums on the Trams System are tapered like a funnel and so the drum is sloped when the trailer is level. The Trams System is capable of producing the same volume of asphalt per hour as is delivered by plants that take three to four days to set up. The current conventional systems also require five trucks to move all of the equipment that they require to the production site, whereas Phase I of the Trams System requires only one truck load.

The  Trams  System  -  Phase  II

     We have plans for the development of a Phase II Trams System. The Phase II Trams System will consist of a second plant, carried on a separate trailer, which will contain a self-erecting silo and separate storage tanks to carry and store asphalt, diesel fuel and propane fuel. Once Phase I and Phase II testing has been completed, we will sell or lease the prototype to an asphalt firm for a paving season to further test the system's performance and dependability. Upon receipt of positive results, we intend to commence manufacturing the Trams System Phase I and II.

     A conventional plant of comparable productivity has a drum mixer which is twice the length of the Trams System's double tapered drum. The Trams System houses the drying/mixer drum, belt scales, four aggregate feeders, bag-house, all electrical and electronic equipment, and a 312 KVA generator on one frame. Having a silo, asphalt tank, diesel and propane tank on another load makes the Trams System a two pin (two trailer) load to move. Setup time for the entire
Trams System is expected to be 4 to 6 hours. A conventional plant has five to six pin loads and takes from three to four days to setup.
Asphalt  Plant  Control  System  Software

     Asphalt mixing plants are always an electrical jig-saw puzzle, that is, they are electrically pieced together using technology from several different companies. Typically, they will use a brand name burner, burner controller, scale system (including the controller), asphalt mixing controller, and a bin feeder controller for each bin. These systems are then pieced together by cables that would run from the various trailers containing that specific piece of equipment to the operator's control booth. This always leads to between 80 and 150 cables laying on the ground. Over time, these cables become damaged due to the elements and human neglect.

     Information management between these components was the primary decisive factor in basing the decision on how the whole system would be controlled. The fact that there was just so much information to transfer made it impossible for any operator to keep a handle on things. It became obvious that some type of computer based system would be necessary to manage all the in-going and out-going information. The most compatible means of linking these signals was the implementation of a programmable logic controller to manage, store and execute these functions simultaneously.

     Once the decision that a programmable logic controller was to be implemented as our primary controller, we examined the electrical system as a whole, comparing the cost of hardwiring all the necessary pushbuttons, timers, counters and control relays that would be necessary to run the entire operation. Upon completion of this cost analysis, it became clear that the implementation of a man machine interface would not only be feasible, but would save money. It was decided that we would utilize a Lookout (TM. National Instruments Inc.) man machine interface package. Once this man machine interface package was purchased, it gave us the capability of great on screen graphics and the flexibility to make extensive system revisions without any added electrical costs.

     Once the control systems were decided upon, we examined the possibility of using the programmable logic controller as the controller for the complete plant operation, including the burner system, the asphalt injection system, the bin controller system, the scale integration systems, as well as our motor control system. This proved to be a formidable challenge, as the use of one programmable logic controller to control all mixing plant functions had never been done. After considerable research, the necessary components were located and a program was written by Niew Industries to attempt to achieve this goal. After several trial runs, and several revisions, the program now appears to have the necessary accuracy and functionality to run the operation efficiently.

     To date between the programmable logic controller and man machine interface packages, we're using over 100 internal timers, 200+ internal relays and counters, 100+ pushbuttons and numerous potentiometers. The ladder logic program is currently approximately 115 networks long, and we have created over 100 complex expressions in the Lookout program to assist in the information transfer for the plant operation.

     The overall effect of integrating all the plant functions in one package is that instead of the multitude of cables laying on the ground, we ended up with two, one power cable and one computer cable, which both run from the main plant frame to the control booth. The other main benefits of this integration are the reduced cost (estimated at approximately $60,000 - $100,000), the ability to make extensive control revisions without changing the cabling, the fact that there are less cables on the ground to require maintenance, and the ability to monitor and troubleshoot system problems remotely.

Self-Erecting  Silo

     Niew Industries has also negotiated an exclusive licensing agreement with Ian Westwood, the inventor of a self-erecting silo, also called a portable overhead bin. Mr. Westwood's silo design is referred to as the "Silovation". The Silovation system can be used with any existing asphalt plant, including the Trams System.

     The Silovation is not the self-erecting silo that we intend to use in Phase II of the Trams System. The Silovation is designed to sit alone on one tractor-trailer unit. The Trams System uses a single tractor trailer unit to contain a silo along with a liquid asphalt storage tank, propane tank and a diesel tank. Thus the Trams System requires less equipment in the form of tractor-trailers than does the Silovation. However some contractors will already have some of their own equipment, including the tanks mentioned above, making the Silovation an efficient choice.

     The Silovation prototype was completed in May, 1999 and is currently owned by the Everall Construction Company of Edmonton, Alberta. Everall does not own any rights or other property relating to the design of the Silovation. On November 8, 1999, Niew Industries and Mr. Westwood executed a licence agreement pursuant to which Mr. Westwood licensed to Niew Industries patents and all technical knowledge derived from the portable overhead bin used on the Silovation and the applicable patents held by Mr. Westwood in exchange for the sum of CDN$75,000. We have paid CDN$35,000 to Mr. Westwood to date. On November 22, 2000, we entered into an agreement with Mr. Westwood which modified the earlier license agreement. Pursuant to that amending agreement, we agreed to pay the balance of CDN$40,000 on or before February 28, 2001. We also agreed to pay royalties to Mr. Westwood as follows:

- CDN$6,000 each for the first two portable overhead bins sold in any calendar year;

- CDN$8,000 each on the next two portable overhead bins sold in any calendar year; and

- CDN$10,000 on any further portable overhead bins sold in any calendar year.

     We also agreed to pay a minimum royalty of CDN$20,000 in any calendar year, beginning in 2001, in which fewer than three portable overhead bins are sold. This royalty is to be paid on or before January 31 after the end of the applicable calendar year. We agreed to pay a minimum royalty of $10,000 for the 2000 calendar year, which royalty is to be paid on or before February 28, 2001. If we default on any of these payments, we will lose our rights under the licence agreement.

     The portable overhead bin used on the Silovation will be sold with the Trams System if a customer does not require an asphalt tank. We believe the portable overhead bin to be a valuable product, but to date only one such product has been sold - the prototype to Everall Construction. The portable overhead bin is adaptable for use outside of the asphalt industry as a water storage container, to load chipped waste wood or any other bulk commodity.

     We intend to manufacture the Silovation for commercial sale and accordingly we acquired the licence to the rights of the Silovation from Mr. Westwood. However, we will not commence manufacturing of this product until we complete development of Phase I and Phase II of the Trams System.

Competitive  Advantages

     In the opinion of management, the objective benefits of the Trams System includes: mobility, which lowers costs; productivity; improved product quality; decreased environmental impact; and reduced costs for the customer.

     In large urban areas asphalt plants are located on gravel sources that have been appropriately zoned for such use, as well as situated on sites where the aggregate general materials are transported to the site (e.g. barged, trucked or railed). These plants are semi-permanent operations. For non-urban areas such as highways, airports, mine-sites, small communities and sawmills, portable or mobile asphalt plants can be economically more viable or cost competitive than stationary asphalt plants.

     In a conventional stationary asphalt plant, the asphalt is mixed in the asphalt plant which is normally located at a gravel source, but the Trams System allows the asphalt to be mixed onsite if the gravel has been stockpiled by the project where the finished product is required, assuming that the proper permits are obtained in advance.

     Because the Trams System asphalt plant is closer to the work-site, we anticipate that the cost of transporting the finished product, the asphalt hot mix, to the site where it will be used will be considerably less that if the asphalt hot mix was transported from a conventional stationary asphalt plant. We estimate that transportation costs are normally 25-30% of the operating costs to manufacture and lay asphalt. We anticipate that any savings on such transportation costs will be a competitive advantage in the market.

     We believe that the asphalt industry will find the Trams System attractive due to the compactness and perceived neatness of a totally self-contained asphalt plant that can be easily transported with two trucks. We also believe that there will be a demand for the Trams System because of its operational performance in categories such as environmental compliance, quality control, integration of electrical and computer programming, increased user friendliness and cost effectiveness.

Future  Research  and  Development

     Although we have completed development of the Trams System Phase I prototype, we identified several areas where improved performance was possible. These areas included improvements to the asphalt-oil injection system, pollution control system, ramps, and the conveyor system. We have implemented and successfully tested a majority of these changes. One of the last required improvements is the addition of a conventional bag-house system in order to comply with the 2001 British Columbia air pollution regulations imposed by the British Columbia Ministry of Environment. See "Governmental Approval and Regulation" below.

     We have plans for the development of a Phase II Trams System. The Phase II Trams System will consist of a second trailer, which will contain a self-erecting silo and separate storage tanks to carry and store asphalt, diesel fuel and propane fuel. Once Phase II testing has been completed, we will sell or lease the prototype to an asphalt firm for a paving season to further test the system's performance and dependability. Upon receipt of positive results, we intend to commence manufacturing the Trams System Phase I and II.

     After we complete design, development and testing of our Phase I and Phase II Trams System prototypes, we will be required to:

-     identify  target  markets  and  potential  customers;

-     develop  a  marketing  plan;

-     test  the  Trams System in specific applications with potential customers;

-     commence  commercial  production  of  the  Trams System for sale or lease.

The  Asphalt  Industry  and  Marketing  of  the  Trams  System

     We estimate that there are about eight major asphalt plant manufacturers situated in the central and eastern United States. Together they sell approximately 150 asphalt plants per year across North America.

     We project revenue to be derived from sales of the Trams System, but we are also considering the possibility of leasing the Trams System to potential customers. We intend to market the Trams System to manufacturers and users of asphalt plants.

Intellectual  Property

     We have filed a patent application for the Trams System in Canada and the U.S. under the title "Multiple Drum Mixing System". On November 27, 1999, Niew Industries obtained from Walter Niemi, a director of our company, a worldwide assignment of all patent rights and intellectual property rights to the Trams System. We paid consideration of $1.00 for this assignment. Thus, if we obtain a patent, it will be the property of Niew Industries. On April 19, 1999, we obtained from Lloyd Olson, an employee of our company, the rights to a copyright registration in Canada for the Trams System operating software entitled "Asphalt Plant Control System". We paid consideration of $1.00 for this assignment. This software program is not protected by any patents nor do we intend to seek any such patent protection. We treat our software program and its associated technology as proprietary and all copyrights in such software program. Intellectual Property Protection

     We are not aware that our products, or other proprietary rights infringe the proprietary rights of any third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product development delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of certain information, any of which could have a material adverse effect on our business, operating results and financial condition.

Research  and  Development  Expenditures  and  Testing  Activities

     To date, we have employed a third party evaluator, Source Test Limited, to test the Trams System's pollution emissions. A separate third party evaluator, Levelton Engineering Ltd., tested the Trams System aggregate, oil usage and hot mix asphalt cement.

     When testing, the mixing system of the Phase I Trams System was set up in Columbia Bitulithic Ltd.'s Aldergrove, British Columbia pit and used our asphalt mix. Columbia Bitulithic is a British Columbia paving company. Columbia Bitulithic used the material produced by the Trams System to build an all weather road in their operations centre in Abbottsford, British Columbia. They were not active in the research and development of the Trams System.

     Research and development expenditures are charged to expenses when incurred. Research and development costs consist of the cost of materials and services consumed, salaries and wages of personnel directly engaged in research and development and the costs of patent applications. The cost of the research and development is reduced by investment tax credits accrued in respect to qualifying costs of research and development. The investment tax credit program is available to qualifying companies as an incentive from the Canadian federal government to carry on research and development activities. Since the Share Exchange Agreement resulted in Niew Industries being owned by non-Canadians, it is expected that Niew Industries will no longer qualify for this government incentive program. Research and development costs incurred from inception to September 30, 2000 consist of the following:



                               JAN.  15,  1997
                               (INCORPORATION)
                               TO SEPT. 30, 2000  YEAR ENDED        YEAR ENDED        YEAR ENDED
                                (CUMULATIVE)    SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 1998
                                -------------  ---------------  ----------------  ----------------

                                $    272,954   $         4,244  $        44,627   $       224,083
Materials and supplies . . . .       201,947            66,593           85,782            49,572
Salaries and benefits. . . . .        23,670             9,497            9,443             4,730
Patent applications. . . . . .       (95,486)              Nil          (51,250)          (44,236)
                                -------------  ---------------  ----------------  ----------------
Investment tax credit recovery  $    403,085   $        80,334  $        88,602   $       234,149
------------------------------  =============  ===============  ================  ================


     Certain specific scientific or technological objectives were identified at the outset of research and development activities in 1999. We sought to establish that we could develop an asphalt manufacturing plant that: (1) provides an integrated system that was able to improve dramatically on pollution control which is virtually non-existent in conventional systems without bag-houses or settling ponds; (2) improves the durability of the finished product by the introduction of a different production process; and (3) improves in the recovery of fine aggregate in the production process with the result that the finished product has a higher grade and a longer life.

Governmental  Approval  and  Regulation

     The Province of British Columbia's Ministry of Environment and its legislation, the Waste Management Act, specify in strict detail the amount of emissions permitted from new asphalt plant operations. The three most important parameters deal with airborne particulates, organics and carbon monoxide. These are outlined in the Waste Management Act and all asphalt operators are expected to submit stack emission tests to the Ministry of Environment on an annual basis.

     Our Trams System prototype asphalt plant was meant to meet and exceed these strict requirements. The new concept and drum technology developed by us was tested during operational trials in the spring of 1999. The test results, which are included below, were obtained without the use of either of the two pollution control methods, the bag-house or the wet scrubber, that are currently used by the asphalt industry:


PARAMETERS       REGULATORY SPECIFICATIONS   TEST RESULT
---------------  -------------------------  -------------
Particulates. .                  90mg / m3  105.41mg / m3
Organics. . . .                  60mg / m3      24mg / m3
Carbon Monoxide                 200mg / m3     196mg / m3
---------------  -------------------------  -------------

     The regulations under the Waste Management Act specify that all new asphalt plants must meet the above specifications immediately while older or existing plants must be up-graded to comply by the year 2001.

     Most asphalt plants only have two means to deal with pollution control; the wet scrubber system or a bag-house. The first system uses recycled water to reduce dust to water born particulate (mud) and requires at least two settlement ponds, one for the mud and one for the recycled water. The second system or bag-house is a sophisticated vacuum that sucks particulate or dust from the exhaust gases and traps them in cotton bags. These collected particulates are eventually added back into the mixing process to be recycled.

     The bag-house system will be used on all future Trams Systems, as the wet scrubber application is becoming out dated and obsolete. We anticipate that the use of a bag-house will result in compliance with particulate emission requirements under all existing emission standards. However, testing of the Trams System with a bag-house has not yet been undertaken. To fit the Trams System, the bag-house's outer physical structure has been modified to fit the Trams System's frame. We have not yet ordered the material necessary to complete the inner structure of the bag-house. The bag-house designed for the Trams System will be compatible to existing bag-house units, but smaller. Smaller versions are available from several sources and we do not believe that obtaining compatible bag-houses will be problematic. Further, the bag-house required for the Trams System is actually less expensive than that used on larger units and the cost of the Trams System compatible bag-houses is not excessive.

     The Trams System prototype results, described above, were satisfactory considering that the Trams System prototype passed all of the emissions standards, other than the particulate standard, without the use or application of any form of conventional pollution control device.

     The Trams System failed the regulatory specification for new plants for particulates but we believe the Trams System would pass in other provinces because some of these provinces have lower standards. We believe that with a bag-house, which is proven technology, the Trams System will meet and surpass the Ministry of Environment's stringent specifications. Without the bag-house, we were uncertain as to whether the plant would comply with standards. The test results were close enough to standards to suggest that alterations including the bag-house would help ensure that the applicable standards would be met. Carbon monoxide levels can be reduced without impacting the Trams System's performance appreciably by adjusting the burner.

     We believe that the Trams System, with its double tapered drums will meet the stricter British Columbia specifications when the bag-house is completed. The results from the pollution tests shows how close the Trams System came to passing without either proven pollution system in place. Though the Trams System failed its test for particulates in British Columbia, British Columbia has the most stringent emissions requirements in Canada. In the U.S., California and New Jersey are more stringent than the other states. In New Jersey one must use a bag-house. If the Trams System did not meet the applicable North American provincial and state specifications, our market would be narrowed, but not significantly considering the Asian, and South American markets which will remain accessible.

     In the event of emission level violations, regulators would not levy fines against us but rather against the contractor who owns or is operating the plant. We would have to make full disclosure to the buyer of the Trams System's pollution testing results as each province and state has different specifications.

     According to a report done by the Canadian Ministry of Environment, Lands and Parks' Air Resources Branch from November 22, 1995, entitled "A Technical
Report for the Development of Regulations for Asphalt Paving and Recycling Plants" there are currently over 60 asphalt plants in operation in British Columbia. The same report shows that the other provinces do not have waste management acts similar to that found in British Columbia. Thus, British Columbia is more stringent than the other provinces. The Trams System would meet the requirements in the other provinces. Existing acts in other provinces are not currently being upgraded.

     We are of the view that, after completing a retrofit that includes a mini-bag-house installation, the Trams System will meet the requirements set out in the Waste Management Act and can meet all other current North American anti-pollution requirements.

Employees

     As of December 31, 2000, we had one full-time employee at our offices in Prince George, British Columbia, Canada, and two full-time employees in our premises in Quesnel, British Columbia.

RISK  FACTORS

     An investment in our common shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating us and our business before purchasing shares of common stock. Our business, operating result and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

GLOBAL IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

     We are a development stage company which is primarily involved in the development, manufacture and marketing of a simplified asphalt mixing system that is intended to be compact, environmentally friendly and easy to mobilize. We call our product the Trams System. As a relatively new company, we have not started selling our product, and as a result, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our formation.

     Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our Trams System and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully design, develop and market both Phase I and Phase II of the Trams System;

-     successfully  develop  our  second  prototype  of  the  Trams  System;

- successfully develop market acceptance and a customer base for our Trams System; and

- obtain the necessary financing to implement our business plan and plan of operations.

     Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

     We did not generate any revenues and incurred a cumulative loss of $646,341 for the period from January 15, 1997 (incorporation) to September 30, 2000. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our Trams System gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released and sales of such products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2000 financial statements. To the extent that such expenses are not timely followed by revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

     We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to September 30, 2000 of $646,341. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

     Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We do not have sufficient funds on hand to complete our Phase I development but we believe we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We have predicted that we will require approximately $550,000 over the period ending September 30, 2001 in order to accomplish our goals of designing, developing, manufacturing and marketing the Trams System. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our Tram System or encounter any unexpected technical or other difficulties;

-     we incur delays and additional expenses as a result of technology failure;

-     we  are  unable  to  create  a substantial market for our Trams System; or

-     we  incur  any  significant  unanticipated  expenses.

     The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

     We will depend almost exclusively on outside capital to pay for the continued development of the Trams System. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

     As we proceed with the development of our Trams System, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING SHAREHOLDERS COULD REDUCE THE PRICE OF OUR COMMON STOCK.

     If our common shares become publicly traded, the market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market. Likewise, the perception that these sales could occur may result in the decline of the market price of our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR TRAMS SYSTEM, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

     We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our Trams System. We expect that the Trams System and any similar products we develop will account for a majority, if not all, of our revenue for the foreseeable future. Market acceptance of the Trams System is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve market acceptance of the Trams System, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of the Trams System, and on the development, introduction and market acceptance of any future products. There can be no assurance that we will be successful in marketing the Trams System or any future products and any failure to do so would significantly harm our business.

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR TRAMS SYSTEM, WE WILL BE UNABLE TO BUILD OUR BUSINESS.

     Our success will depend on the acceptance of our products by the asphalt industry. Achieving such acceptance may require a significant marketing investment. We cannot assure you that our existing or proposed products will be accepted by the asphalt industry at sufficient levels to support our operations and build our business.

THE LOSS OF OUR KEY TECHNICAL INDIVIDUALS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

     Our performance is substantially dependent on the technical expertise of Walter Niemi and Lloyd Olson and our ability to continue to hire and retain such personnel. The loss of either Walter Niemi or Lloyd Olson or any of our key officers could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers but we do have life insurance on Walter Niemi and Lloyd Olson.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price

(as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

SINCE A RELATIVELY SMALL GROUP OF STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, THEY ARE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Stockholders owning a majority (i.e. 51%) of our outstanding voting stock represent the ultimate control over our affairs. Three stockholders currently control approximately 55% of the outstanding shares of our common stock. As a result of this ownership, these stockholders will likely be able to approve any major transactions including the election of directors without the approval of the other shareholders.

WE  DO  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS.

     We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

BECAUSE OF OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT TO PREDICT OUR FUTURE REVENUES

     As a result of our limited operating history and the new technology which we seek to introduce into the markets in which we compete, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our plan of operation and estimates of future revenues and are to a large extent fixed.

     Sales and operating results generally depend on our ability to develop a base of customers and businesses who will purchase or lease Trams Systems from us. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

     Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on its business and financial condition and results of operations.

WE  EXPECT  FLUCTUATIONS  IN  OUR  QUARTERLY  OPERATING  RESULTS  IN  THE FUTURE

     We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:

- our ability to attract and retain customers and maintain customer satisfaction;

- our ability to develop a base of manufacturers and users of asphalt plants willing to utilize the Trams System for paving applications;

- the announcement or introduction of new services and products by us and our competitors;

- an increase in consumer acceptance of the Trams System, or other systems and products offered by us;

- our ability to upgrade and develop our Trams Systems and attract new personnel in a timely and effective manner;

- the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

-     governmental  regulation;

-     general  economic  conditions;  and

- economic conditions specific to the asphalt manufacturing and paving industries.

BECAUSE OF THE TYPE OF INDUSTRY WE ARE INVOLVED IN, WE EXPECT TO EXPERIENCE SEASONALITY IN OUR BUSINESS

     We expect that we will experience seasonality in our business, reflecting a combination of seasonal fluctuations in construction and paving projects' seasonality patterns. Due to the foregoing factors, one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, our financial performance would likely be materially adversely affected.

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE

     We have not incurred significant advertising, sales and marketing expenses to date. To increase awareness for the Trams System, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our, services and products. To date, our experience with respect to marketing the Trams
System is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of the Trams System. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the Trams System, or other products and services offered by us.

OUR  FUTURE  REVENUES  ARE  DEPENDENT  ON  THE  ACCEPTANCE  OF  THE TRAMS SYSTEM

     Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Trams System. There can be no assurance that acceptance and use of the Trams System will develop or that a sufficiently broad base of consumers will use the Trams System.

     We will rely on manufacturers and users of asphalt plants who have historically used traditional means for asphalt manufacturing. For us to be successful, these manufacturers and users of asphalt plants must accept and utilize our novel Trams System. In addition, the Trams System may not be accepted as a viable alternative to traditional asphalt manufacturing processes for a number of reasons, including potentially inadequate development of the necessary infrastructure or delayed development of related technologies and performance improvements.

WE  EXPECT  TO  ENCOUNTER  RISKS  IF  WE  ENTER  INTO  NEW  BUSINESS  AREAS

     We may choose to expand our operations by improving the Trams System or even developing new systems for the asphalt industry or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.

     Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources and may strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on our business, prospects, financial condition and results of operations.

IF OUR COMMON SHARES ARE TRADED ON A PUBLIC MARKET, THERE MAY BE THE POSSIBILITY OF VOLATILE SHARE PRICES

     If listed for trading on the OTC Bulletin Board, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

     In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

OUR  CURRENT  AND  FUTURE  SHAREHOLDERS  MAY  EXPERIENCE  DILUTION IN THE FUTURE

     The grant and exercise of warrants of creditors or otherwise or stock options would likely result in a dilution of the value of our common shares. Moreover, we may seek authorization to increase the number of our authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     Our principal executive office is located at 5975 Selkirk Crescent in Prince George, British Columbia in the residence of one of our directors, Ken Bergestad. Ken Bergestad, one of our directors and officers, provides this office space to us on a rent free basis and has informed us that the use of this space does not create any hardship within his residence.

     We rent, on a month to month basis, 1500 square feet of space formerly used by Niew Industries located at 402 Elm Street, Quesnel, British Columbia, V2J 3W9. We pay the property owner approximately CDN$275 per month for this space which is used primarily as a work shop. We started using this space in March, 2000.

     An unrelated third party has granted us access to store the Trams System plant. Because the plant is located on an unused portion of the owner's property and does not interfere with the owner's business operations, no rent has been requested of us and none has been paid. Management considers the free rent benefit to be insignificant to our company. There is no guarantee that this arrangement will continue in the future.

ITEM  3.     LEGAL  PROCEEDINGS.

     We are not a party to any pending legal action, suit, or proceeding nor is any of our property the subject of any legal proceeding.

ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     We are authorized to issue 200,000,000 common shares with par value of $0.001. There is no public trading market for our common shares. We have filed an application to have our common shares quoted on the National Association of Dealers Inc.'s Over-the-Counter Bulletin Board.

     As  of  December  31,  2000,  there  were:

- no options, warrants or any other securities which were convertible into our common shares;

- 9,700,000 of our common shares that could be sold pursuant to Rule 144 under the Securities Act of 1933 if all the conditions of Rule 144 were satisfied; and

- no common shares that we have agreed to register under the Securities Act of 1933 for sale by security holders.

     Our common shares are issued in registered form. Pacific Stock Transfer Company, 5844 S. Pecos Road, Suite D, Las Vegas, Nevada (telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares.

     On December 31, 2000, the shareholders' list for our common shares showed 75 registered shareholders and 21,700,000 common shares outstanding.

     We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent  Sales  of  Unregistered  Securities

     In the past fiscal year, we have sold the following common shares without registering such common shares under the Securities Act of 1933:

     Three individuals, comprising all of the shareholders of Niew Industries, a British Columbia corporation, sold one hundred percent of the outstanding shares of Niew Industries and amounts owing to them by Niew Industries to us in exchange for 12,000,000 of our common shares. The shares were issued to those three individuals residing outside of the United States in an "offshore transaction" relying on Regulation S and Section 4(2) of the Securities Act of 1933. See Item 1 - "Description of Business" for further details of the share exchange. This transaction closed on January 31, 2000.


                Niew Industries Shares  (% of Niew Industries)  Shares issued on exchange
                -------------------------------------------------------------------------

Walter Niemi:          1,290                   60.0                    7,200,000
Ken Bergestad:           430                   20.0                    2,400,000
Lloyd Olson:             430                   20.0                    2,400,000
                       -----                  -----                   ----------
Totals:                2,150                  100.0%                  12,000,000
                       =====                  =====                   ==========

ITEM  6.     MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs, and that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section titled "Risk Factors" in Item 1 of this Annual Report.

General

     We were formed in Nevada on September 14, 1995. We were inactive until the acquisition of 100% of the issued and outstanding shares of Niew Industries Inc. (a company incorporated in British Columbia on January 15, 1997). That acquisition was completed by a share exchange reorganization with Niew Industries Inc. on January 31, 2000. Since March 23, 1998, Niew Industries Inc. has been in the business of developing a twin rotating asphalt mixing system called the Trams System. Since January 31, 2000, our focus has been on the development this twin rotating asphalt mixing system. Our principal executive offices are located in Prince George, British Columbia, Canada.

Plan  of  Operation

     Our primary objective in the next 12 months will be to complete development of the Phase I and Phase II of the Trams System for commercial sale and to implement a sales and marketing program in connection with the sale of the Trams System.

     As of the present date, Phase I of the Trams System requires further development and testing before it can be made available for commercial release. We have not yet started on development of Phase II of the Trans System due to a lack of capital resources. In addition to the development and testing work that has to be performed on both Phase I and Phase II of the Trams System, a sales and marketing campaign must be implemented.

     We have also acquired a license to manufacture a self-erecting silo which is different from the self-erecting silo that is going to be used in the Phase II of the Trams System. We intend to manufacture this self-erecting silo for commercial sale, but not until we complete development of Phase I and Phase II of the Trams System.

     Further development of Phase I and Phase II of the Trams System was suspended in fiscal 2000 to devote attention to the registration of our common shares under Section 12(g) of the Securities Exchange Act of 1934 and to obtaining a quotation of our securities on the Over-the-Counter Bulletin Board. Our common shares were registered under Section 12(g) of the Securities Exchange Act of 1934 in October, 2000 and we have applied to the National Association of Securities Dealers Inc. to have our common shares quoted on the Over-the-Counter Bulletin Board.

     We anticipate we will be able to complete the plan of operations if we can raise additional financing. Our actual expenditures and business plan may differ from our plan of operations. Our board of directors may decide not to pursue our plan of operations as set out below. In addition, we may modify our plan of operations based on the amount of available financing in the event that we cannot raise the required financing to complete our plan of operations. We do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the cash requirements required by our plan of operations.

     We anticipate incurring further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

(a) willingness of external investors to advance capital to us to finance continued development and production;

(b) general economic conditions, government environmental regulations and increased industry competition;

(c) uncertainty regarding whether our Trams System can meet new British Columbia environmental regulations, whether our Trams System can comply with environmental regulations in other North American jurisdictions, and whether our Trams System can continue to meet new regulatory requirements as they arise;

(d) whether there will be a market for our Phase I or II Trams System once the development is complete; and

(e) whether demand for the product that will be adequate to support economically viable production.

     Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern as described in our independent accountant's report on, and the notes to, the consolidated financial statements for the year ended September 30, 2000.

Cash  Requirements

     We will require a minimum of approximately $550,000 over the period ending September 30, 2001 in order to accomplish our goals. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending September 30, 2001. We estimate that approximately $30,000 is required for further development of Phase I of the Trams System, $150,000 is required for development of Phase II of the Trams System, $120,000 is required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses.

     To date, our operations have been primarily financed by private loans from our directors and other related parties totaling $698,854 at September 30, 2000, as well as $95,486 of refundable Canadian government investment tax credits on eligible research expenditures. Since the share exchange resulted in Niew Industries no longer being owned by Canadians, we expect that we will no longer be eligible for any further tax credits.

     We do not have sufficient funds on hand to complete our Phase I development but we believe that we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype.

     We intend to obtain our future cash requirements through the sale of our equity securities or by obtaining further debt financing. In the event we are not successful in raising additional financing, we anticipate that we could not sustain our business operations without further short-term financing from our controlling shareholders. Deficiencies in cash will be covered by additional loans and advances by our directors until such time that we can attract equity investors. Should we be unable to attract equity investors, cutbacks and deferrals of the planned development of Phase I and Phase II of the Trams System would occur until such funds were otherwise available externally or from the proceeds received on sale of Phase I of the Trams System prototype. Alternatively, we could consider a joint venture to proceed with our plans of operations.

Research  and  Development

     As at September 30, 2000, we have expended $403,085 (net of investment tax credits of $95,486) on direct research and development on the Trams System. We will continue to expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the following areas:

- further improvement of Phase I of the Trams System to make it more efficient and to ensure that it meets government standards for pollution control; and

-     commencing  development  on  Phase  II  of  the  Trams  System.

     We estimate that the completion of Phase I will require approximately $30,000, consisting of $6,000 for testing, $14,000 for materials and $10,000 for labour and subcontractors. At the completion of Phase I, we intend to sell our prototype and use the sale proceeds to finance the construction of another Trams System.

          The Phase II of the Trams System will consist of a second trailer which will contain a self-erecting silo and separate storage tanks to carry and store asphalt, diesel fuel and propane fuel. We estimate the cost of developing and completing the Phase II plant will be $150,000, $84,000 for testing and materials, $16,000 for general corporate and overhead expenses and $50,000 for labour and subcontractors.

Sales  and  Marketing

     We anticipate that the commercial version of the Trams System will consist of a package of the Phase I plant and the Phase II trailer, but we also anticipate selling these machines separately. When we complete Phase II, we then intend to locate the Trams System plant at a gravel pit, which location has already been selected, and to record set up time, conduct anti-pollution equipment testing, and record promotional videos.

Personnel

     Over the twelve months ending September 30, 2001, we anticipate an increase in the number of employees we retain, as we intend to hire two more employees should we be in a position to proceed with development of Phase II of the Trams System project.

Purchase  or  Sale  of  Equipment

     We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

ITEM  7.     FINANCIAL  STATEMENTS.

     Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The consolidated financial statements are attached hereto and are found immediately following the text of this Annual Report. The Report of Independent Accountants of Hedden Chong, on the audited financial statements for the fiscal years ended September 30, 2000 and 1999 is included herein immediately preceding the audited financial statements.

     Our  Consolidated  Audited  Financial  Statements  include:

     Report  of  Independent  Accountants,  dated  December  15,  2000.

     Consolidated  Balance  Sheets  at  September  30,  2000  and  1999.

     Consolidated Statements of Operations for the years ended September 30, 2000 and 1999 and for the cumulative period from January 15, 1997
(incorporation)  to  September  30,  2000.

     Consolidated Statements of Changes in Stockholders' Deficit for the cumulative period from January 15, 1997 (incorporation) to September 30, 2000.

     Consolidated Statements of Cash Flows for years ended September 30, 2000 and 1999 and for the cumulative period from January 15, 1997 (incorporation) to September 30, 2000.

     Notes  to  Consolidated  Financial  Statements

     At September 30, 2000, we were considered a development stage company. As a result of our acquisition of Niew Industries via reverse acquisition on January 31, 2000, our financial statements are presented as a continuation of Niew Industries. Accordingly, financial information pertaining to periods prior to the acquisition is that of Niew Industries.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2000


                                                                          PAGE


REPORT  OF  INDEPENDENT  ACCOUNTANTS                                        F-1

CONSOLIDATED  FINANCIAL  STATEMENTS

     CONSOLIDATED  BALANCE  SHEETS                                          F-2

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS                               F-3

     CONSOLIDATED  STATEMENTS  OF  CHANGES  IN
     STOCKHOLDERS'  DEFICIT                                         F-4  -  F-5

     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                              F-6

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                F-7  -  F-13

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
GLOBAL  INNOVATIVE  SYSTEMS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)



We have audited the Consolidated Balance Sheet of Global Innovative Systems Inc. (a development stage company) as at September 30, 2000 and 1999, the Consolidated Statements of Operations, Changes in Stockholders' Deficit and Cash Flows for the years ended September 30, 2000 and 1999 and for the period from January 15, 1997 (incorporation) to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Global Innovative Systems Inc. (a development stage company) as at September 30, 2000 and 1999 and the related consolidated statements of Operations, Changes in Stockholders' Deficit and Cash Flows for the years ended September 30, 2000 and 1999 and for the period from January 15, 1997 (incorporation) to September 30, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                               /S/ HEDDON CHONG
BURNABY,  CANADA               CHARTERED  ACCOUNTANTS
DECEMBER  15,  2000

                                                                             F-2
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (EXPRESSED IN US DOLLARS)



                                                                                             SEPTEMBER  30,
                                                                                            2000        1999
                                                                                         ----------  ----------
ASSETS
Current assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     726   $     811
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        390       1,100
  Investment tax credits refundable . . . . . . . . . . . . . . . . . . . . . . . . . .          -      97,136
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,401       5,134
                                                                                         ----------  ----------
                                                                                             5,517     104,181
Fixed assets (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,136       9,050
License (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,676           -
                                                                                         ----------  ----------

                                                                                         $  64,329   $ 113,231
                                                                                         =========   ==========

LIABILITIES

Current liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  58,997   $  14,449
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,462       5,430
  Loan payable to related party (Note 6). . . . . . . . . . . . . . . . . . . . . . . .     32,095      34,074
  Advances from stockholders (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . .    183,850     467,357
                                                                                         ----------  ----------
                                                                                           286,404     521,310
                                                                                         ----------  ----------


STOCKHOLDERS' DEFICIT

Common stock
    Authorized:
       200,000,000 common shares, par value $0.001
    Issued:
         21,700,000 (1999 - 12,000,000) common shares . . . . . . . . . . . . . . . . .     21,700      12,000

Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    410,632           -

Accumulated other comprehensive income
  Foreign currency translation loss . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,927)     (5,751)

Deficit accumulated in the development stage. . . . . . . . . . . . . . . . . . . . . .   (644,480)   (414,328)
                                                                                         ----------  ----------
                                                                                          (222,075)   (408,079)
                                                                                         ----------  ----------

                                                                                         $  64,329   $ 113,231
                                                                                         =========   ==========


The accompanying notes are an integral part of these consolidated financial statements

                                                                             F-3
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN US DOLLARS)



                                                                                       JANUARY  15,  1997
                                                                                       (INCORPORATION  TO)         YEAR ENDED
                                                                                        SEPTEMBER  30,2000        SEPTEMBER 30,
                                                                                           CUMULATIVE                 2000
----------------------------------------------------------------------------------------  ------------------  -------------------


EXPENSES
  Accounting, audit and legal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          53,933   $           36,550
  Automotive . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,343                4,233
  Bank charges and interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,873                5,169
  Consulting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,064               10,064
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,377                2,337
  Directors' fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18,000               18,000
  Insurance, licenses and dues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18,491                8,454
  Office and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,360                1,439
  Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,082                1,613
  Research and development (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . .            403,085               80,334
  Royalties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,095                5,095
  Salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,378               20,378
  Telephone. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,727                3,894
  Travel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,772                1,622
                                                                                          ------------------  -------------------

LOSS BEFORE OTHER ITEMS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (605,580)            (199,182)
                                                                                          ------------------  -------------------

OTHER ITEMS
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,615                3,810
  Loss on terminated proposed business
       acquisition (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (45,376)             (45,376)
                                                                                          ------------------  -------------------
                                                                                                    (40,761)             (41,566)
                                                                                          ------------------  -------------------

NET LOSS FOR THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (646,341)  $         (240,748)
                                                                                          ==================  ===================




LOSS PER SHARE - BASIC AND DILUTED . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $            (0.01)
                                                                                                              ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . .                              18,466,667
                                                                                                              ===================




The accompanying notes are an integral part of these financial statements
                                                                                          YEAR ENDED
                                                                                          SEPTEMBER 30,
                                                                                               1999
                                                                                          -------------


EXPENSES
  Accounting, audit and legal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  11,539
  Automotive . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,113
  Bank charges and interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,528
  Consulting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,203
  Directors' fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -
  Insurance, licenses and dues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,115
  Office and supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,962
  Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,027
  Research and development (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . .     88,602
  Royalties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -
  Salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -
  Telephone. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,563
  Travel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,643
                                                                                          ----------

LOSS BEFORE OTHER ITEMS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (145,295)
                                                                                          ----------

OTHER ITEMS
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76
  Loss on terminated proposed business
       acquisition (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -
                                                                                          ----------
                                                                                                 76
                                                                                          ----------

NET LOSS FOR THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(145,219)
                                                                                          ==========



LOSS PER SHARE - BASIC AND DILUTED . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (0.01)
                                                                                          ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . .  12,000,000
                                                                                          ==========
LOSS PER SHARE - BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements

                                                                             F-4
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                            (EXPRESSED IN US DOLLARS)



                                                                                                           Deficit
                                                                                           Accumulated    Accumulated
                                                         Common Shares        Additional     Other          in the       Total
                                                      ---------------------   Paid-in      Comprehensive  Development Stockholders'
                                                        Number       Amount   Capital        Income         Stage      Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999 - Niew Industries Inc.
     carried forward                                     5,000      $    3,265   $       -   $      (5,751)  $(405,593)  $(408,079)

Common stock redeemed at $1 Cdn on October 31, 1999     (2,850)         (1,861)          -           -           1,861       -
                                                    -------------------------------------------------------------------------------
                                                         2,150           1,404           -          (5,751)   (403,732)   (408,079)

Adjustment for the issuance of common stock on
     reverse acquisition                            11,997,850          10,596           -           -         (10,596)       -
                                                    -------------------------------------------------------------------------------
                                                    12,000,000          12,000           -          (5,751)   (414,328)   (408,079)
Adjustment of debts to former stockholders of
     Niew Industries Inc. (Note 3)                      -                -             410,268       -          10,596     420,864

Adjustment for the stockholders' equity of
the Company at the acquisition date (Note 3)         9,700,000           9,700             364       -           -          10,064
                                                    -------------------------------------------------------------------------------
                                                    21,700,000          21,700         410,632      (5,751)   (403,732)     22,849
                                                    -------------------------------------------------------------------------------

     Net loss for the year                              -                -               -           -        (240,748)   (240,748)
     Foreign currency translation loss                  -                -               -          (4,176)      -          (4,176)
                                                    -------------------------------------------------------------------------------
     Total comprehensive loss                           -                -               -          (4,176)   (240,748)   (244,924)
                                                    -------------------------------------------------------------------------------

Balance, September 30, 2000                         21,700,000      $   21,700      $  410,632   $  (9,927)  $(644,480)  $(222,075)
                                                    -------------------------------------------------------------------------------
                                                    -------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements

                                                                             F-5
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
 (EXPRESSED  IN  US  DOLLARS)
                                                                                                                Deficit
                                                                                                   Foreign     Accumulated
                                                                                                  Currency      in  the
                                                                                                  Translation  Development
                                                                            Shares     Amount     Adjustments     Stage
                                                                           --------  ----------  -------------  ----------
Initial capitalization of the company as of  January 15, 1997 . . . . . .      100   $      67   $          -   $       -

Common stock issued at $1 Can April 15, 1998. . . . . . . . . . . . . . .    4,900       3,198              -           -
                                                                           --------  ----------  -------------  ----------
                                                                             5,000       3,265              -           -
                                                                                                 -------------  ----------

Net loss for the year . . . . . . . . . . . . . . . . . . . . . . . . . .                                   -    (260,374)

Foreign currency translation adjustments. . . . . . . . . . . . . . . . .                               8,588           -
                                                                           --------  ----------  -------------  ----------

Comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .                               8,588    (260,374)

Balance, September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . .    5,000       3,265          8,588    (260,374)
                                                                                                 -------------  ----------

Net loss for the year . . . . . . . . . . . . . . . . . . . . . . . . . .                                   -    (145,219)

Foreign currency translation adjustments. . . . . . . . . . . . . . . . .                             (14,339)          -

Total comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . .                             (14,339)   (145,219)

Balance, September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . .    5,000   $   3,265   $     (5,751)  $(405,593)
                                                                          ========   =========   =============  ==========


The accompanying notes are an integral part of these financial statements

                                                                             Total
                                                                         Stockholders'
                                                                            Deficit
                                                                         -------------
Initial capitalization of the company as of  January 15, 1997 . . . . . .  $      67

Common stock issued at $1 Can April 15, 1998. . . . . . . . . . . . . . .      3,198
                                                                           ----------
                                                                               3,265
                                                                           ----------

Net loss for the year                                                       (260,374)

Foreign currency translation adjustments                                       8,588
                                                                           ----------

Comprehensive loss                                                          (251,786)
                                                                           ----------

Balance, September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . .   (248,521)
                                                                           ----------

Net loss for the year                                                       (145,219)

Foreign currency translation adjustments                                     (14,339)
                                                                           ----------

Total comprehensive loss                                                    (159,558)
                                                                           ----------

Balance, September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . .  $(408,079)
                                                                           ==========


The accompanying notes are an integral part of these financial statements

                                                                             F-6
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (EXPRESSED IN US DOLLARS)


                                                        JANUARY 15, 1997
                                                        (INCORPORATION) TO
                                                        SEPTEMBER 30, 2000                     YEAR ENDED SEPTEMBER 30,
                                                          CUMULATIVE                    2000                        1999
-----------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)
Operating
    Net loss for the period                . . . . . .  $          (646,341)   $          (240,748)    $          (145,219)
    Non cash item
        Depreciation.                                                 5,377                  2,337                   2,203
    (Increase) decrease in current assets
        Receivables . . . . . . . . . .                                (390)                   710                  32,355
        Investment tax credits refundable .                              -                  97,136                 (54,357)
           Prepaid expenses . . . . . . . . . . . . . . .            (4,401)                   733                  (2,526)
    Increase (decrease) in current liabilities
        Accounts payable. . .                                        27,960                 13,511                   5,869
        Accrued liabilities .                                        11,462                  6,032                   2,430
                                                        -------------------     ------------------     -------------------
                                                                   (606,333)              (120,289)               (159,245)
                                                        -------------------     ------------------     -------------------
Financing
    Loan payable to related party . . . . . . . . .                  32,095                 (1,979)                 34,074
    Advances from stockholders.                                     666,759                199,402                 139,258
    Repayments to shareholders.                                     (70,416)               (70,416)                  -
                                                        -------------------     ------------------     -------------------
                                                                    628,438                127,007                 173,332
                                                        -------------------     ------------------     -------------------
Investing
    Cash acquired on reverse acquisition.                            10,064                 10,064                   -
    Purchase of fixed assets.                                       (13,544)                (1,454)                 (3,765)
    Purchase of license .                                           (19,639)               (19,639)                  -
                                                          -------------------     ------------------     -------------------
                                                                    (23,119)               (11,029)                 (3,765)
                                                          -------------------     ------------------     -------------------

INCREASE (DECREASE) IN CASH .   . . . . . . . . . . . . . . . . . .  (1,014)                (4,311)                 10,322

EFFECT OF FOREIGN EXCHANGE ON CASH.                                   1,740                  4,226                 (14,339)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .        -                     811                   4,828
                                                          -------------------     ------------------     -------------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . $             726       $            726       $             811
                                                          ==================      ==================     ===================

SUPPLEMENTAL INFORMATION

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares of Niew Industries Inc. and loans payable to
stockholders of Niew Industries Inc. acquired for
consideration totaling 12 million shares of common stock . . . . . . . . . . . .  $        420,864       $            -
                                                                                  ================       ===============

LICENSE ACQUIRED BY ISSUANCE OF ACCOUNTS PAYABLE. . . .. . . . . . . . . . . . .  $         31,037       $            -
                                                                                  ================       ===============



The accompanying notes are an integral part of these consolidated financial statements

                                                                             F-7
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


1.     NATURE  OF  BUSINESS  AND  CONTINUING  OPERATIONS

The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries Inc. ("NIEW"). The transaction resulted in NIEW becoming a wholly owned subsidiary of the Company. Since the stockholders of Niew controlled 55% of the combined entity after the merger and the business of Niew presents the only operations of the new entity, the transaction was recorded as a reverse acquisition and Niew was considered the accounting acquirer. As such, the historical financial information of the company is that of Niew.

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2000, the Company has accumulated operating losses of $646,341 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving a profitable level of operations through the successful development of the twin rotating asphalt mixing system. It is the intention of the Company to raise a new equity financing of approximately $550,000 within the upcoming year. Amounts raised will be used to complete the development of the twin rotating asphalt mixing system and then proceed into a stage of commercial production. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     INVESTMENT  TAX  CREDIT:    In  1999  and  1998,  the  company  had  made
applications to the Canada Customs and Revenue Agency ("CCRA") to claim for refundable investment tax credits ("ITCS") related to their research and development activities. The ITCs are earned under a Canadian Government incentive program at a specified percentage of expenditures that qualify for this credit under the Income Tax Act of Canada. The ITCs, similar in nature to a research grant, are taxable to the Company in the year following the year to which the credit relates. The Company's estimate of the amount recoverable is shown in the financial statements as investment tax credits refundable and is stated at the estimated realizable value, net of any reasonably possible adjustments by CCRA. Credits earned are recorded as a reduction to research and development expenses (see Note 8). The estimate was based on the CCRA's current assessing practices.

                                                                             F-8
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     DEPRECIATION:     Fixed  assets  are  recorded  at cost and are depreciated
over  their  estimated  useful  lives  as  follows:

                                                         Rate  per  annum
                                                   -------------------------

     Office  equipment                              20%  declining balance basis
     Machinery and equipment                         20% declining balance basis
     Automotive  equipment                         30%  declining  balance basis

FOREIGN CURRENCY TRANSLATION: As a Canadian company operating solely in Canada, its functional currency is the Canadian dollar. These consolidated financial statements have been translated into United States dollars for consistency with other registrants of the Securities and Exchange Commission ("SEC") in the United States. As a result, the assets and liabilities have been translated at the exchange rate in effect at the balance sheet date, and revenues and expenses have been translated at the average exchange rate for the year. Gains or losses on translation are deferred as a separate component of stockholders' deficit.

RESEARCH AND DEVELOPMENT COSTS: Expenditures on research and development are charged to expense when incurred. Research and development costs consist of the cost of materials and services consumed, salaries and wages of personnel directly engaged in research and development and the costs of patent applications. The cost of the research and development is reduced by any investment tax credits accrued in respect of those costs.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recognized amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES: The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

COMPREHENSIVE INCOME: The company has adopted SFAS No. 130. "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders' Deficit. Comprehensive income is comprised of net income (loss) and all changes to stockholders' deficit except those resulting from investments by owners and distributions to owners.

                                                                             F-9
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

NEW  ACCOUNTING  PRONOUNCEMENTS:    In  June  1998,  the  Financial  Accounting
Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on October 1, 2000 to affect its financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities",
("SOP 98-5") which provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard did not have a material effect on the financial statements.

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with revenue recognition, which is effective in the fourth quarter of the Company's 2001 fiscal year. The Company does not expect its adoption to have a material effect on the Company's financial statements.

     In  March  2000,  the  Financial  Accounting  Standards  Board  issued FASB
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The Company was required to adopt the Interpretation on July 1, 2000. Among other things, the Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Adoption of this standard did not have a material effect on the Company's financial statements.


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

                                                                            F-10
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


3    ACQUISITION  OF  NIEW  INDUSTRIES  INC.  -  CONTINUED

The net assets of the Company at the date of acquisition consisted of $10,064 of cash remaining on its initial capitalization. No goodwill was recorded on the transaction.

Since the Company was inactive until the acquisition of NIEW, pro-forma information reflecting the acquisition had it occurred at the beginning of the earliest period presented would not yield results different from the net loss and loss per share presented on the Consolidated Statement of Operations.



4.     FIXED  ASSETS

      2000
      ----
                                  ACCUMULATED      NET
                          COST    DEPRECIATION   BOOK VALUE
                         -------  -------------  -----------

Office equipment. . . .  $   269  $         114  $       155
Machinery and equipment    9,832          3,548        6,284
Automotive equipment. .    3,464          1,767        1,697
                         -------  -------------  -----------

                         $13,565  $       5,429  $     8,136
                         =======  =============  ===========




     1999
     ----

                                    ACCUMULATED      NET
                            COST    DEPRECIATION   BOOK VALUE
                           -------  -------------  -----------
  Office equipment. . . .  $   270  $          76  $       194
  Machinery and equipment    8,406          1,983        6,423
  Automotive equipment. .    3,476          1,043        2,433
                           -------  -------------  -----------

                           $12,152  $       3,102  $     9,050
                           =======  =============  ===========


5.     LICENSE

     By agreement dated November 8, 1999, the Company agreed to purchase a license entitling it to manufacture a component known as a "Portable Overhead Bin". This component may be part of the twin rotating asphalt mixing system that is currently being developed by the Company. The Company's main intention is to manufacture and sell the component as a separate product because it can be used with any existing asphalt plant. To acquire the license, the Company is required to pay a one time payment of $75,000 in Canadian dollars, $30,000 which has been paid with the balance to be paid by February 28, 2001. In addition, the company will be required to pay a royalty based on the number of units manufactured in a calendar year. The minimum royalty is Cdn. $10,000 for 2000 and Cdn. $20,000 for 2001 and thereafter.

                                                                            F-11
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


6.     LOAN  PAYABLE  TO  RELATED  PARTY

The Company has borrowed $32,095 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. Interest of $2,291 was either accrued or paid during the year.


7.     ADVANCES  FROM  STOCKHOLDERS

     In connection with the acquisition of Niew Industries Inc., the purchase price of 12 million common shares included the settlement of outstanding debts to stockholders totaling $420,864.

     The remaining advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:



                                2000                    1999
                                -----------------------------
  Cash advances to the company  $        245,469    $        464,619
  Repayments . . . . . . . . .           (70,416)                  -
  Reimbursable expenses. . . .             8,797               2,738
                                ----------------    ----------------

                                $        183,850    $        467,357
                                ================    ================

  Average balance for the year  $        119,535    $        403,645
                                ===============     ================




8.     RESEARCH  AND  DEVELOPMENT  COSTS

The company is in the process of developing a twin rotating asphalt mixing system. Costs incurred to date consist of the following:

                                   JANUARY  15,  1997
                                  (INCORPORATION)  TO
                                  SEPTEMBER  30,  2000             YEAR  ENDED  SEPTEMBER  30,
                                    CUMULATIVE                     2000                  1999
                                   ----------------------------------------------------------------

  Materials and supplies. . . . .  $  272,954                      $ 4,244              $ 44,627
  Salaries and benefits . . . . .     201,947                       66,593                85,782
  Patent and applications . . . .      23,670                        9,497                 9,443
  Investment tax credits recovery     (95,486)                           -               (51,250)
                                   --------------------------------------------------------------

                                   $  403,085                      $80,334              $ 88,602
                                   ==========                     ========              =========

                                                                            F-12
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


9.     LOSS  ON  TERMINATED  PROPOSED  BUSINESS  ACQUISITION

     During the period, the Company advanced funds in anticipation of the acquisition of a business. The directors have reassessed the proposed acquisition and have chosen to abandon it. As a result, the advances have been written off.

     The company to which the funds were advanced and the Company have one common director.


10.     INCOME  TAX  INFORMATION

The Company has operating losses of $185,827 available to be carried forward to reduce taxable income of future years expiring as follows:

          2004                         $    22,578
          2005                              53,797
          2007                              81,338
          2020                              28,064

The Company has undeducted expenditures for tax purposes of $378,893 available to be carried forward indefinitely to reduce taxable income of future years.

     The Company has allowable capital losses of $22,568 available to be carried forward to reduce taxable capital gains of future years.

The tax effect of temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows:



                                 2000        1999
                              ----------  ----------
  Tax losses carried forward  $  84,774   $  34,842
  Undeducted expenses. . . .    172,851     164,160
  Fixed assets . . . . . . .      2,470       1,387
  Patents. . . . . . . . . .     10,776       6,466
  Investment tax credits . .          -     (23,380)
  Allowable capital loss . .     10,295           -
  Valuation allowance. . . .   (281,166)   (183,475)
                              ----------  ----------

                              $       -   $       -
                              =========   ==========

                                                                            F-13
                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           SEPTEMBER 30, 2000 AND 1999


10.  INCOME  TAX  INFORMATION  -  CONTINUED

The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:


                                                     YEAR  ENDED  SEPTEMBER  30,
                                                          2000       1999
                                                        ---------  ---------
  Benefit at Federal Canadian statutory rate . . . . .  $ 70,106   $ 41,800
  Benefit at Provincial statutory rate . . . . . . . .    39,723     23,685
  Reduction due to non deductible portion of loss
    on terminated business acquisition and other items   (12,138)         -
  Increase in valuation allowance. . . . . . . . . . .   (97,691)   (65,485)
                                                        ---------  ---------

                                                        $      -   $      -
                                                        ========   =========



     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.


11.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying value of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities at September 30, 2000 approximate their fair values due to the short term nature of these financial statements.

The fair value of loans payable to stockholders and related parties is not practicable to determine.


12.     RELATED  PARTY  TRANSACTIONS

     As of the year ended September 30, 1998, the company had advanced $27,827 to directors of the Company. During the year ended September 30, 1999, these advances were repaid by the directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.
'
                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     All of our directors serve until the next annual general meeting of shareholders or until their successors are elected and qualified, or until the earlier of death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of shareholders.

     Our directors, executive officers and other significant employees, their ages, positions held and duration as such, are as follows:




                           DATE FIRST ELECTED
NAME                          POSITION HELD            AGE    OR APPOINTED
------------------  ---------------------------------  ---  ----------------

Helge Freudentheil  President and Director              51  January 31, 2000
                    ---------------------------------  ---  ----------------
Ken Bergestad. . .  Vice-President and Director         48  January 31, 2000
                    ---------------------------------  ---  ----------------
Walter R. Niemi. .  Secretary, Treasurer and Director   56  January 31, 2000
                    ---------------------------------  ---  ----------------
Robert W. Stark. .  Vice President and Director         50  January 31, 2000
                    ---------------------------------  ---  ----------------
Lloyd Olson. . . .  Treasurer of Niew Industries        39  January 15, 1997
==================  =================================  ===  ================



Business  Experience

     The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and significant employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Helge  Freudentheil,  President  and  Director

     Mr. Helge Freudentheil is one of our directors and has been our President since January 31, 2000. For 10 years prior to joining us, and continuing to the present, Mr. Freudentheil has been the Owner-Manager of P.G. Machine Works, a general machinery, welding, fabricating and manufacturing business in Prince George, British Columbia. While at P.G. Machine Works, Mr. Freudentheil built specialty parts for Rolls Royce turbines, Nuvo Pinione pumps for Westcoast Energy, Inc. and built custom parts for BC Hydro transformer equipment. Mr. Freudentheil expends approximately 90% of his work efforts to P.G. Machine Works and the remaining 10% to us. He has served as the Lecturer in Charge for Harare Polytechnic in Harare, Zimbabwe, lecturing in applied workshop technology, production of machine tools and processes. He received a Zimbabwe National Diploma in Mechanical Engineering. Mr. Freudentheil holds a Provincial Trade Certificate as a Machinist, and an Inter-Provincial Trade Certificate as a Machinist.

Ken  Bergestad,  Vice-President  and  Director

     Ken Bergestad is one of our directors and has been our Vice President since January 31, 2000. From 1997 to present, Mr. Bergestad was Secretary of Niew Industries. Mr. Bergestad was instrumental in raising the start-up capital for

Niew Industries and took on the job as bookkeeper as well as day-to-day administrative duties of the company. Mr. Bergestad has also been involved in the paving industry for over twenty years. He worked as a grade foreman for Pittman Asphalt from 1994-1997. Mr. Bergestad has been a member of the Operating Engineers Union since 1979, and is a classified grade foreman, and equipment operator. Mr. Bergestad attained a Bachelor of Arts degree in Psychology from the University of Victoria.

Walter  R.  Niemi,  Secretary,  Treasurer  and  Director

     Walter R. Niemi is one of our directors and has been our Secretary and Treasurer since January 31, 2000. Mr. Niemi is also the President of Niew Industries since January, 1997. Mr. Niemi has extensive experience in the paving industry. For the five years prior to joining Niew Industries, Mr. Niemi worked as a mechanic and plant operator for Quesnel Paving. He joined the Operating Engineers Union in 1970 and is classified as a heavy duty mechanic, welder, and asphalt plant operator. At Quesnel Paving, Mr. Niemi's duties consisted of operating, maintaining, repairing, moving and overseeing the operation of asphalt equipment. Mr. Niemi began designing a different method of mixing asphalt in the mid 1980's. The drawings of the double tapered mixing drum system were completed by the beginning of 1997.

Robert  W.  Stark,  Vice  President  and  Director

     Mr.  Stark  is  one  of  our  directors and has been a Vice-President since
January 31, 2000. Since 1988, Mr. Stark has been self-employed with Krats Drilling. He applies approximately 90% of his work time to Krats Drilling and the remaining 10% to us. Mr. Stark has been employed for over thirty years as a driller, blaster and driver in British Columbia and the Yukon. Mr. Stark has extensive experience and certification in areas including but not limited to: BC Ministry of Energy Mines and Petroleum Services blasting certification, Mine Rescue Certification, Transportation of Dangerous Goods Certification, and WCB Occupational First-Aid Level 1.

Lloyd  Olson,  Treasurer  Niew  Industries,  Inc.

     Mr. Olson has been a part of Niew Industries since 1997 and has held the position of treasurer of Niew Industries since inception. Mr. Olson was an electrical apprentice for Service Electric, Quesnel, B.C. from 1986-1990. His apprenticeship was served mainly in an industrial environment, sawmills, and pulpmills. During this period he developed a programmable logic controller program for the logging industry to automatically measure and cut logs to length in the bush. From 1991 to 1998 he worked as a serviceman for Service Electric in Quesnel. His duties ranged from residential to commercial work as well as Industrial instrumentation and programmable logic controller programming. During this period he developed a program to monitor and run the city of Quesnel's water system via computer over the telephone line. From 1997 to the present date, Mr. Olson has been the Treasurer for Niew Industries.

     There are no family relationships between any of our directors and officers. There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer.

     None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees  of  the  Board  of  Directors

     We  do  not  have  an  audit  or  compensation  committee  at  this  time.

Section  16(a)  Beneficial  Ownership  Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our common shares to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

     To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:




                      NUMBER OF    NUMBER OF TRANSACTIONS NOT  FAILURE TO FILE
NAME                LATE REPORTS   REPORTED ON A TIMELY BASIS  REQUESTED FORMS
------------------  -------------  --------------------------  ----------------

Helge Freudentheil           1(1)                           1              1(1)
                    -------------  --------------------------  ----------------
Robert Stark . . .           1(1)                           1              1(1)
                    -------------  --------------------------  ----------------
Walter Niemi . . .           1(1)                           1              1(1)
                    -------------  --------------------------  ----------------
Lloyd Olson. . . .           1(1)                           1              1(1)
                    -------------  --------------------------  ----------------
Ken Bergestrad . .           1(1)                           1              1(1)
------------------  -------------  --------------------------  ----------------

(1) The named officer, director or greater than 10% shareholder, as applicable, late filed a Form 3 - Initial Statement of Beneficial Ownership on June 27, 2000. The Company has not received any other reports from any of these persons and cannot therefore determine if such individuals have failed or late filed any applicable reports.



ITEM  10.     EXECUTIVE  COMPENSATION.

     No executive officer of Global Innovative Systems Inc. received annual salary and bonus in excess of $100,000 for the years ended September 30, 2000, 1999 and 1998. We paid the following compensation to our executive officers:



NAME AND PRINCIPAL POSITION                           SALARY PAID
-----------------------------------------  ----------------------------------

Lloyd Olson, Treasurer of Niew Industries  CDN$30,000 (approximately $20,000)
                                           ----------------------------------
Ken Bergestad, Vice President . . . . . .  CDN$30,000 (approximately $20,000)
                                           ----------------------------------
Walter Niemi, Secretary and Treasurer . .  CDN$60,000 (approximately $40,000)
-----------------------------------------  ----------------------------------



     There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2000 to any of our executive officers or directors. There were no stock options outstanding as at September 30, 2000, and we have not granted any stock options to any of our executive officers, directors, employees or consultants.

     On July 1, 1996, Legacy Minerals Inc. adopted the Legacy Minerals Inc. 1996 Consultant and Employee Stock Compensation Plan pursuant to Rule 701 promulgated under the Securities Act of 1933. The plan authorizes the distribution of up to 1,000,000 shares. Since we are now a reporting company under the Securities Exchange Act of 1934, we can no longer grant any options under this plan.

     Other than as discussed above, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

     There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Other than the management agreements discussed herein, we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Directors  Compensation

     We reimburse our directors for expenses incurred in connection with attending board meetings and paid director's fees of $18,000 to our directors for services rendered as directors in the year ended September 30, 2000. Effective January 1, 2000, we have agreed to pay our directors an annual fee of $6,000 for services rendered as directors.

     We have no other formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal  Stockholders

     The following table sets forth, as of December 31, 2000, certain information with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common shares and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

                                       AMOUNT AND NATURE      PERCENT OF CLASS
NAME & ADDRESS OF BENEFICIAL OWNER   OF BENEFICIAL OWNER(1)  BENEFICIAL OWNER(1)
-----------------------------------  ----------------------  -------------------

Lloyd Olson(2)
105 - 2379
Bjornson Site
Quesnel, B.C.
Canada  V2J 5E6 . . . . . . . . . .               2,400,000                  11%
                                     ----------------------  -------------------
Walter Niemi
105 - 2379 Red Bluff Road
Quesnel, B.C.
Canada  V2J 6B9 . . . . . . . . . .               7,200,000                  33%
                                     ----------------------  -------------------
Ken Bergestad
5975 Selkirk Crescent
Prince George, B.C.
Canada  V2N 2G9 . . . . . . . . . .               2,400,000                  11%
                                     ----------------------  -------------------
Robert W. Stark
2332 Northwood Pulp Road
Prince George, B.C.
Canada  V2A 1K2 . . . . . . . . . .                    Nil                   Nil
                                     ----------------------  -------------------
Helge Freudentheil
23425 Fyfe Road
Prince George, B.C.
Canada  V2N 6H7 . . . . . . . . . .                    Nil                   Nil
                                     ----------------------  -------------------
Directors and officers as a group .              12,000,000                  55%
-----------------------------------  ----------------------  -------------------

(1) Based on 21,700,000 shares of common stock issued and outstanding as of December 31, 2000. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) Lloyd Olson is an employee of ours, but is not an officer or a director, nor is he related to any person in management.


Changes  in  Control

     We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in our change of control.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

     During the year ended September 30, 1999, Niew Industries borrowed CDN$50,000 (approximately $34,000) from director Ken Bergestad's father. We either accrued or paid him interest of $2,291 during the year ended September 30, 2000. The loan is unsecured and is without specific terms of repayment.
Interest is payable at the rate of eight percent per annum. The lender has indicated that he does not expect to request repayment during the next fiscal year. As of September 30, 2000, there was a principal balance of CDN$47,500 (approximately $32,000) outstanding as we had repaid $1,974 during the fiscal year.

     Niew Industries had previously received loans in fiscal 1999 of $467,357. Of this sum, $450,457 did not bear interest. The balance of $16,900 was repaid during fiscal 2000. These loans are unsecured and have no specific terms of repayment. In connection with the Share Exchange Agreement, loans totalling

$420,864 were acquired by us and settled. In fiscal 2000, the directors advanced a further $156,118 (net of repayments of $70,416) to us on an unsecured, non-interest bearing basis with no terms of repayment.

     At September 30, 2000, the balance of loans payable to our stockholders was as follows:

Ken  Bergestad     $     75,582
Walter  Niemi            52,978
Lloyd  Olson             55,290
                         ------
                   $    183,850
                   ============

     Niew Industries advanced as a non-refundable payment of CDN$66,800 (approximately $45,000) to Remote Security Ltd. in contemplation of an acquisition of Remote Security Ltd. a company in which Robert Stark, one of our directors, also serves as a director. Management of Niew Industries had investigated a proposed acquisition of Remote Security Ltd. a Canadian business involved in the development of a secure locking system for explosives magazines. Niew Industries performed its due diligence in connection with the acquisition. Thereafter, Niew Industries' management re-evaluated the proposal and decided not to pursue the acquisition. As a result, the initial advances were written off. At the time of the related party transaction, Mr. Stark was a controlling shareholder of Remote Security Ltd. While he is a member of our board of directors, Mr. Stark has never been a director of Niew Industries. Thus, he did not participate in Niew Industries' decision to advance the funds, to abandon the acquisition, or to forgive the indebtedness.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Financial  Statements  Filed  as  Part  of  our  Annual  Report

Report  of  Independent  Accountants,  dated  December  15,  2000.

Consolidated  Balance  Sheets  at  September  30,  2000  and  1999.

Consolidated Statements of Operations for the years ended September 30, 2000 and 1999 and for the cumulative period from January 15, 1997
(incorporation)  to  September  30,  2000.

Consolidated Statements of Changes in Stockholders' Deficit for the period from January 15, 1997 (incorporation) to September 30, 2000.

Consolidated Statements of Cash Flows for the years ended September 30, 2000 and 1999 and for the cumulative period from January 15, 1997
(incorporation)  to  September  30,  2000.

Notes  to  Consolidated  Financial  Statements

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Charter (filed as exhibit 3(i) to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

     3.2 Articles of Incorporation (filed as exhibit 3(ii) to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

     3.3 Bylaws (filed as exhibit 3(iii) to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

(10)     Material  Contracts

10.1 Share Purchase Agreement between Global and Niew Industries Inc., dated December 1, 1999 (filed as exhibit 10(i) to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

10.2 Agreement between Ian Westwood and Global, dated November 8, 1999 (filed as exhibit 10(ii) to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

10.3     Amending  Agreement between Ian Westwood and Global, dated November 22,
2000

10.4 Assignment of Patents between Niew Industries Inc. and Walter Niemi, dated November 7, 1999

10.5     Assignment between Niew Industries and Walter Niemi, dated December 13,
1998

10.6 Assignment of Copyright between Niew Industries and Lloyd Olson, dated April 19, 1999

(21)     Subsidiary

     Niew  Industries  Inc.  is  a  100%  wholly  owned  subsidiary  of  ours

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     GLOBAL  INNOVATIVE  SYSTEMS,  INC.

     By:  /s/ Helge Freudentheil
          Helge  Freudentheil
          President  and  Director

     Date: January 11, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:  /s/ Helge Freudentheil
          Helge  Freudentheil
          President  and  Director

     Date: January 11, 2001


     By:  /s/ Ken Bergestad
          Ken  Bergestad
          Vice  President  and  Director

     Date: January 11, 2001

     By:  /s/ Walter Niemi
          Walter  Niemi
          Secretary,  Treasurer  and  Director

     Date: January 11, 2001

     By:  /s/ Robert Stark
          Robert  Stark
          Vice  President  and  Director

     Date: January 11, 2001