Form 10QSB
period 2000-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2001-02-13
CIK 1108891

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  December  31,  2000
                                         -------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

     Commission  file  number  0-30299
                               -------

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                98-0217653
------                                                                ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

            5975 SELKIRK CRESCENT, PRINCE GEORGE, BC, CANADA  V2N 2G9
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 964-2692
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

21,700,000  common  shares  issued  and  outstanding  as  at  January  15,  2001
--------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To:     The  Shareholders  of
        Global  Innovative  Systems,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Prince  George,  British  Columbia                           /s/  Ken  Bergestad
Date:  February  9,  2001            Director of Global Innovative Systems, Inc.



                                       GLOBAL INNOVATIVE SYSTEMS INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED BALANCE SHEETS
                                         (EXPRESSED IN US DOLLARS)



                                                                        DECEMBER 31,          SEPTEMBER 30,
                                                                           2000                        2000
                                                            --------------------------------     ----------
                                                            (UNAUDITED)
ASSETS

Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       -            $     726
  Receivables. . . . . . . . . . . . . . . . . . . . . . .                        678                  390
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .                      6,754                4,401
                                                            -----------------------------------  ----------
                                                                                7,432                5,517
Fixed assets . . . . . . . . . . . . . . . . . . . . . . .                      7,548                8,136
License. . . . . . . . . . . . . . . . . . . . . . . . . .                     50,017               50,676
                                                            -----------------------------------  ----------

                                                            $                  64,997            $  64,329
                                                            ===============================================

LIABILITIES

Current liabilities
  Bank overdraft . . . . . . . . . . . . . . . . . . . . .  $                   2,936            $       -
  Accounts payable . . . . . . . . . . . . . . . . . . . .                     66,889               58,997
  Accrued liabilities. . . . . . . . . . . . . . . . . . .                     14,554               11,462
  Loan payable to related party (Note 5) . . . . . . . . .                     31,677               32,095
  Advances from stockholders and directors (Note 6). . . .                    190,578              183,850
                                                            -----------------------------------  ----------
                                                                              305,634              286,404
                                                            -----------------------------------  ----------


STOCKHOLDERS' DEFICIT

Common stock
  Authorized:  200,000,000 common shares par value $0.001
  Issued:            21,700,000 common shares. . . . . . .                     21,700               21,700

Additional paid in capital . . . . . . . . . . . . . . . .                    410,632              410,632

Accumulated other comprehensive income
  Foreign currency translation loss. . . . . . . . . . . .                     (7,549)              (9,927)

Deficit accumulated in the development stage . . . . . . .                   (665,420)            (644,480)
                                                            -----------------------------------  ----------
                                                                             (240,637)            (222,075)
                                                            -----------------------------------  ----------

                                                            $                  64,997            $  64,329
                                                            ===============================================

The accompanying notes are an integral part of these financial statements.




GLOBAL  INNOVATIVE  SYSTEMS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
(EXPRESSED  IN  US  DOLLARS)



                                              JANUARY 15, 1997
                                             (INCORPORATION) TO
                                             DECEMBER 31, 2000              THREE MONTHS ENDED DECEMBER 31,
                                               CUMULATIVE                  2000                          1999
------------------------------------------  -------------------  --------------------------------------------
EXPENSES
  Accounting, audit and legal. . . . . . .  $           58,344   $               4,411              $  6,451
  Automotive . . . . . . . . . . . . . . .              20,595                   1,252                   615
  Bank charges and interest. . . . . . . .               7,605                     732                 1,726
  Consulting . . . . . . . . . . . . . . .              10,064                       -                     -
  Depreciation . . . . . . . . . . . . . .               5,810                     433                   510
  Directors fees . . . . . . . . . . . . .              24,000                   6,000                     -
  Insurance, license and dues. . . . . . .              20,288                   1,797                 1,659
  Office and supplies. . . . . . . . . . .               4,604                     244                   727
  Rent . . . . . . . . . . . . . . . . . .              13,623                     541                    68
  Research and development costs . . . . .             404,663                   1,578                16,938
  Royalty. . . . . . . . . . . . . . . . .               6,734                   1,639                     -
  Salaries . . . . . . . . . . . . . . . .              20,378                       -                     -
  Telephone. . . . . . . . . . . . . . . .              11,483                     756                 1,136
  Travel . . . . . . . . . . . . . . . . .              18,329                   1,557                   220
                                            -------------------  ---------------------------------  ---------

LOSS BEFORE OTHER ITEMS. . . . . . . . . .            (626,520)                (20,940)              (30,050)
                                            -------------------  ---------------------------------  ---------

OTHER ITEMS
  Interest income. . . . . . . . . . . . .               4,615                       -                 2,675
  Loss on terminated proposed
    business acquisition . . . . . . . . .             (45,376)                      -               (33,417)
                                            -------------------  ---------------------------------  ---------
                                                       (40,761)                      -               (30,742)
                                            -------------------  ---------------------------------  ---------

NET LOSS FOR THE PERIOD. . . . . . . . . .  $         (667,281)  $             (20,940)             $(60,792)
                                            =================================================================




LOSS PER SHARE - BASIC AND DILUTED . . . .  $             0.00   $                           0.01
                                            ===================  =================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          21,700,000                         12,000,000
                                            ===================  =================================

The accompanying notes are an integral part of these financial statements.




GLOBAL  INNOVATIVE  SYSTEMS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT  (UNAUDITED)
(EXPRESSED  IN  US  DOLLARS)


                                                                                                            Accumulated Other
                                                                      Common Shares           Additional     Comprehensive
                                                                   Number       Amount     Paid-In Capital       Income
Balance, September 30, 1999 - Niew Industries Inc.
  carried forward . . . . . . . . . . . . . . . . . . .              5,000   $     3,265   $            -   $     (5,751)

Common stock redeemed at $1 Cdn on October 31, 1999 . .             (2,850)       (1,861)               -              -

Adjustment for the issuance of common stock on
  reverse acquisition . . . . . . . . . . . . . . . . .         11,997,850        10,596                -              -

Adjustment of debts to former stockholders of
  Niew Industries Inc. (Note 3) . . . . . . . . . . . .                  -             -          410,268              -

Adjustment for the stockholders' equity of the Company
  at the acquisition date (Note 3). . . . . . . . . . .          9,700,000         9,700              364              -
                                                         ------------------  ------------  ---------------  -------------
                                                                21,700,000        21,700          410,632         (5,751)
                                                         ------------------  ------------  ---------------  -------------

  Net loss for the year . . . . . . . . . . . . . . . .                  -             -                -              -
  Foreign currency translation loss . . . . . . . . . .                  -             -                -         (4,176)
                                                         ------------------  ------------  ---------------  -------------
  Total comprehensive loss. . . . . . . . . . . . . . .                  -             -                -         (4,176)
                                                         ------------------  ------------  ---------------  -------------

Balance, September 30, 2000 . . . . . . . . . . . . . .         21,700,000        21,700          410,632         (9,927)
                                                         ------------------  ------------  ---------------  -------------

Net loss for the period . . . . . . . . . . . . . . . .                  -             -                -              -
Foreign currency translation gain . . . . . . . . . . .                  -             -                -          2,378
                                                         ------------------  ------------  ---------------  -------------
                                                                         -             -                -          2,378
                                                         ------------------  ------------  ---------------  -------------

Balance, December 31, 2000. . . . . . . . . . . . . . .         21,700,000   $    21,700   $      410,632   $     (7,549)
                                                       ==================================================================

                                                               Deficit
                                                           Accumulated in      Total
                                                          the Development   Stockholders
                                                               Stage          Deficit
Balance, September 30, 1999 - Niew Industries Inc.
  carried forward . . . . . . . . . . . . . . . . . . .  $     (405,593)  $(408,079)

Common stock redeemed at $1 Cdn on October 31, 1999 . .           1,861           -

Adjustment for the issuance of common stock on
  reverse acquisition . . . . . . . . . . . . . . . . .         (10,596)          -
Adjustment of debts to former stockholders of
  Niew Industries Inc. (Note 3) . . . . . . . . . . . .          10,596     420,864

Adjustment for the stockholders' equity of the Company
  at the acquisition date (Note 3). . . . . . . . . . .               -      10,064
                                                         ---------------  ----------
                                                               (403,732)     22,849
                                                         ---------------  ----------

  Net loss for the year . . . . . . . . . . . . . . . .        (240,748)   (240,748)
  Foreign currency translation loss . . . . . . . . . .               -      (4,176)
                                                         ---------------  ----------
  Total comprehensive loss. . . . . . . . . . . . . . .        (240,748)   (244,924)
                                                         ---------------  ----------

Balance, September 30, 2000 . . . . . . . . . . . . . .        (644,480)   (222,075)
                                                         ---------------  ----------

Net loss for the period . . . . . . . . . . . . . . . .         (20,940)    (20,940)
Foreign currency translation gain . . . . . . . . . . .               -       2,378
                                                         ---------------  ----------
                                                                (20,940)    (18,562)
                                                         ---------------  ----------

Balance, December 31, 2000. . . . . . . . . . . . . . .  $     (665,420)  $(240,637)
                                                        ============================

The accompanying notes are an integral part of these financial statements.




GLOBAL  INNOVATIVE  SYSTEMS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT  (UNAUDITED)
 (EXPRESSED  IN  US  DOLLARS)

                                                                                                          Deficit
                                                                                              Foreign   Accumulated
                                                                                Additional    Currency     in the         Total
                                                                                 Paid In    Translation  Development  Stockholders
                                                               Shares    Amount  Capital    Adjustments     Stage        Deficit

Initial capitalization of the company as of January 15, 1997   100       $   67   $  -      $      -       $       -    $      67

Common stock issued at $1 Cdn April 15, 1998                 4,900        3,198      -             -               -        3,198

Total comprehensive loss, 1998                                   -            -      -         8,588         (260,374)   (251,786)
                                                             -----        ------   ----    ---------        ----------   ----------

Balance, September 30, 1998                                  5,000        3,265      -         8,588         (260,374)   (248,521)

Total comprehensive loss, 1999                                   -            -      -       (14,339)        (145,219)   (159,558)
                                                             -----        ------   ----     ---------       ----------   ----------

Balance, September 30, 1999                                  5,000       $3,265   $  -      $ (5,751)       $(405,593)  $(408,079)


The accompanying notes are an integral part of these financial statements


GLOBAL  INNOVATIVE  SYSTEMS  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
(EXPRESSED  IN  US  DOLLARS)



                                                   JANUARY 15, 1997
                                                  (INCORPORATION) TO
                                                  DECEMBER 31, 2000         THREE MONTHS ENDED DECEMBER 31,
                                                     CUMULATIVE               2000                       1999
-----------------------------------------------  --------------------      ----------------------------------

CASH PROVIDED BY (USED IN)
  Operating
      Net loss for the period . . . . . . . . .  $          (667,281)  $            (20,940)        $(60,792)
      Non cash item
          Depreciation. . . . . . . . . . . . .                5,810                    433              510
      (Increase) decrease in assets
          Receivables . . . . . . . . . . . . .                 (678)                    48              (56)
          Investment tax credits refundable . .                    -                      -           44,846
           Prepaid expenses . . . . . . . . . .               (6,754)                 2,353            1,682
      Increase (decrease) in liabilities
          Accounts payable. . . . . . . . . . .               39,214                  6,892           (8,294)
          Accrued liabilities . . . . . . . . .               14,554                  3,092                -
                                                 --------------------  ---------------------------  ---------
                                                            (615,135)                (8,122)         (22,104)
                                                 --------------------  ---------------------------  ---------

  Financing
      Loan payable to related party . . . . . .               31,677                   (418)         (17,068)
      Loans payable . . . . . . . . . . . . . .                    -                      -                -
      Advances from stockholders and directors.              675,327                  9,229           46,406
      Repayments to stockholders. . . . . . . .              (72,256)                (2,501)               -
                                                 --------------------  ---------------------------  ---------
                                                             634,748                  6,310           29,338
                                                 --------------------  ---------------------------  ---------

  Investing
     Cash acquired on reverse acquisition . . .               10,064                      -                -
      Purchase of fixed assets. . . . . . . . .              (13,318)                     -                -
      Purchase of license . . . . . . . . . . .              (23,342)                     -                -
                                                 --------------------  ---------------------------  ---------
                                                             (26,596)                     -                -
                                                 --------------------  ---------------------------  ---------

INCREASE (DECREASE) IN CASH . . . . . . . . . .               (6,983)                (1,812)           7,234

EFFECT OF FOREIGN EXCHANGE ON CASH. . . . . . .                4,047                 (1,850)           1,446

CASH AT BEGINNING OF PERIOD . . . . . . . . . .                    -                    726              811
                                                 --------------------  ---------------------------  ---------

CASH (BANK OVERDRAFT) AT END
      OF PERIOD . . . . . . . . . . . . . . . .  $            (2,936)  $             (2,936)        $  9,491



The accompanying notes are an integral part of these financial statements.


                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)

                           DECEMBER 31, 2000 AND 1999

1.     UNAUDITED  FINANCIAL  STATEMENTS

The interim financial statements for the three month periods ended December 31, 2000 and 1999 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information, contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended September 30, 2000 and 1999 and the notes thereto included in the Company's annual report on Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports.

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2000, the Company has accumulated operating losses of $667,281 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving a profitable level of operations through the successful development of the twin rotating asphalt mixing system. It is the intention of the Company to raise a new equity financing of approximately $550,000 within the upcoming year. Amounts raised will be used to complete the development of the twin rotating asphalt mixing system and then proceed into a stage of commercial production. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           DECEMBER 31, 2000 AND 1999


3.   NEW  ACCOUNTING  PRONOUNCEMENTS

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

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect its financial statements.

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with the revenue recognition, which is effective in the fourth quarter of the Company's 2001 fiscal year. The Company does not expect its adoption to have a material effect on the Company's financial statements.


4.   ACQUISITION  OF  NIEW  INDUSTRIES  INC.

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


5.     LOAN  PAYABLE  TO  RELATED  PARTY


The Company has borrowed $31,677 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. Interest of $623 was either accrued or paid during the period.

                         GLOBAL INNOVATIVE SYSTEMS INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                            (EXPRESSED IN US DOLLARS)

                           DECEMBER 31, 2000 AND 1999


6.     ADVANCES  FROM  STOCKHOLDERS

     The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:


                                             DECEMBER  31,        SEPTEMBER  30,
                                                 2000                       2000
                                                 ----                       ----

     Cash  advances  to  the  company     $     253,724            $    245,469
     Repayments                                 (72,917)                (70,416)
     Reimbursable  expenses                       9,771                   8,797
                                                -------                ---------
                                          $     190,578           $     183,850
                                          ======================================

     Average  balance  for  the  period   $     187,214            $    119,535
                                               ========                 =======


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

There have been no material developments since we filed our Annual Report on Form 10-KSB on January 16, 2001.

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs, and that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

Plan  of  Operation

Our primary objective over the 12 months ending December 31, 2001, will be to complete development of Phase I and Phase II of our twin rotating asphalt mixing system (known as the "Trams System") for commercial sale, and to implement a sales and marketing program in connection with the sale of the Trams System.

As of the present date, Phase I of the Trams System requires further development and testing before it can be made available for commercial release. We have not yet started on the development of Phase II of the Trans System due to a lack of capital resources. In addition to the development and testing work that has to be performed on both Phase I and Phase II of the Trams System, a sales and marketing campaign must be implemented.

We have also acquired a license to manufacture a self-erecting silo which is different from the self-erecting silo that will be used in the Phase II of the Trams System. We intend to manufacture this self-erecting silo for commercial sale but not until we complete development of Phase I and Phase II of the Trams System.

Further development of Phase I and Phase II of the Trams System was suspended in fiscal 2000 to devote attention to the registration of our common shares under
Section 12(g) of the Securities Exchange Act of 1934 and to obtaining a quotation of our securities on the Over-the-Counter Bulletin Board. Our common shares were registered under Section 12(g) of the Securities Exchange Act of 1934 in October, 2000 and we have applied to the National Association of Securities Dealers Inc. to have our common shares quoted on the Over-the-Counter Bulletin Board. As of the date of this Quarterly Report, we have not yet received approval from the National Association of Securities Dealers Inc. and our shares are not yet quoted on the Over-the-Counter Bulletin Board.

We anticipate that we will be able to complete our plan of operations if we can raise additional financing. Our actual expenditures and business plan may differ from our plan of operations. Our board of directors may decide not to pursue our plan of operations as set out below. In addition, we may modify our plan of operations based on the amount of available financing in the event that we cannot raise the required financing to complete our plan of operations. We do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the cash requirements required by our plan of operations.

We anticipate that we will incur further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

(a) willingness of external investors to advance capital to us to finance continued development and production;

(b) general economic conditions, government environmental regulations and increased industry competition;

(c)     uncertainty  with  respect  to  whether:

(i) our Trams System can meet new British Columbia environmental regulations;

(ii) our Trams System can comply with environmental regulations in other North American jurisdictions; and

(iii) our Trams System can continue to meet new regulatory requirements as they arise;

(d) whether there will be a market for our Phase I or II Trams System once the development is complete; and

(e) whether demand for the Trams System will be adequate to support economically viable production.

Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern as described in our independent accountant's report on, and the notes to, the consolidated audited financial statements for the year ended September 30, 2000.

Cash  Requirements

We will require a minimum of approximately $550,000 over the period ending September 30, 2001 in order to accomplish our goals. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending September 30, 2001. We estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses.

To date, our operations have been primarily financed by private loans from our directors and other related parties totalling $727,504 at December 31, 2000, as well as $95,486 of refundable Canadian government investment tax credits on eligible research expenditures. Since the share exchange on January 31, 2000 between Global Innovative Systems Inc. and Niew Industries Inc. resulted in Niew Industries Inc. no longer being owned by Canadians, we expect that we will no longer be eligible for any further tax credits.

We do not have sufficient funds on hand to complete our Phase I development but we believe that we will have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype.

We intend to obtain our future cash requirements through the sale of our equity securities or by obtaining further debt financing. In the event that we are not successful in raising additional financing, we anticipate that we will not be able to sustain our business operations without further short-term financing from our controlling shareholders. Deficiencies in cash will be covered by additional loans and advances by our directors until such time that we can attract equity investors. Should we be unable to attract equity investors, cutbacks and deferrals of the planned development of Phase I and Phase II of the Trams System would occur until such funds were otherwise available externally or from the proceeds received on sale of Phase I of the Trams System prototype. Alternatively, we may have to consider a joint venture in order to proceed with our plans of operations.

Research  and  Development

As at December 31, 2000, we have expended $404,663 (net of investment tax credits of $95,486) on direct research and development on the Trams System. We will continue to expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the following areas:

- further improvement of Phase I of the Trams System to make it more efficient and to ensure that it meets government standards for pollution control; and

-     commencement  of  the  development  on  Phase  II  of  the  Trams  System.

We estimate that the completion of Phase I will require approximately $30,000, consisting of $6,000 for testing, $14,000 for materials and $10,000 for labour and subcontractors. At the completion of Phase I, we intend to sell our prototype and use the sale proceeds to finance the construction of another Trams System.

The Phase II of the Trams System will consist of a second trailer which will contain a self-erecting silo and separate storage tanks to carry and store asphalt, diesel fuel and propane fuel. We estimate that the cost of developing and completing the Phase II plant will be $150,000, $84,000 for testing and materials, $16,000 for general corporate and overhead expenses and $50,000 for labour and subcontractors.

Sales  and  Marketing

We anticipate that the commercial version of the Trams System will consist of a package of the Phase I plant and the Phase II trailer but we also anticipate that these machines will be sold separately. Upon completion of Phase II, we intend to transport the Trams System plant to a gravel pit, the location of which has already been determined, and to record set up time, conduct anti-pollution equipment testing and record promotional videos.

Personnel

Over the twelve months ending September 30, 2001, should we be in a position to proceed with development of Phase II of the Trams System project, we anticipate an increase in the number of employees we retain, as we intend to hire two more employees.

Purchase  or  Sale  of  Equipment

We do not anticipate that we will purchase any significant equipment for our present or future operations over the twelve months ending September 30, 2001.

RISK  FACTORS

An investment in our common shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Quarterly Report in evaluating us and our business before purchasing shares of common stock. Our business, operating result and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company primarily involved in the development, manufacture and marketing of a simplified asphalt mixing system that is intended to be compact, environmentally friendly and easy to mobilize. We call our product the Trams System. As a relatively new company, we have not started selling our product, and as a result, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our formation.

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

- successfully develop a customer base for and market acceptance of our Trams System; and

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $667,281 for the period from January 15, 1997 (incorporation) to December 31, 2000. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our Trams System gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released and sales of such products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2000 audited financial statements. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to December 31, 2000 of $667,281. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We do not have sufficient funds on hand to complete our Phase I development but we believe we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We have predicted that we will require approximately $550,000 over the period ending September 30, 2001 in order to accomplish our goals of designing, developing, manufacturing and marketing the Trams System. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

- incur unexpected costs in completing the development of our Tram System or encounter any unexpected technical or other difficulties;

-     incur  delays  and  additional expenses as a result of technology failure;

-     are  unable  to  create  a  substantial  market  for  our Trams System; or

-     incur  any  significant  unanticipated  expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of the Trams System. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development of our Trams System, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

BECAUSE OF OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT TO PREDICT OUR FUTURE REVENUES.

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

WE  EXPECT  FLUCTUATIONS  IN  OUR  QUARTERLY  OPERATING  RESULTS  IN THE FUTURE.

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

- the announcement or introduction of new services and products by us and by our competitors;

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

BECAUSE OF THE TYPE OF INDUSTRY WE ARE INVOLVED IN, WE EXPECT TO EXPERIENCE SEASONALITY IN OUR BUSINESS.

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

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

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

OUR  FUTURE  REVENUES  ARE  DEPENDENT  ON  THE  ACCEPTANCE  OF THE TRAMS SYSTEM.

Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Trams System. There can be no assurance that acceptance and use of the Trams System will develop or that a sufficiently broad base of consumers will use the Trams System.

We will rely on manufacturers and users of asphalt plants who have historically used traditional means for asphalt manufacturing. To ensure our success, these manufacturers and users of asphalt plants must accept and utilize our novel
Trams System. In addition, the Trams System may not be accepted as a viable alternative to traditional asphalt manufacturing processes for a number of reasons, including potentially inadequate development of the necessary infrastructure or delayed development of related technologies and performance improvements.

WE  EXPECT  TO  ENCOUNTER  RISKS  IF  WE  ENTER  INTO  NEW  BUSINESS  AREAS.

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

Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources and may strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a materially adverse effect on our business, prospects, financial condition and results of operations.

IF OUR COMMON SHARES ARE TRADED ON A PUBLIC MARKET, THERE MAY BE THE POSSIBILITY OF VOLATILE SHARE PRICES.

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

OUR  CURRENT  AND  FUTURE  SHAREHOLDERS  MAY  EXPERIENCE DILUTION IN THE FUTURE.

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

We are not a party to any pending legal action, suit, or proceeding nor is any of our property the subject of any legal proceeding. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any shares from treasury during the quarter ended December 31, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

Exhibits

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Charter (filed as an exhibit to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

     3.2 Articles of Incorporation (filed as an exhibit to our Registration Statement on Form 10SB on April 11, 2000 and incorporated herein by reference)

     3.3 Bylaws (filed as an exhibit to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

(10)     Material  Contracts

     10.1 Amending Agreement between Ian Westwood and Global, dated November 22, 2000 (filed as an exhibit to our Annual Report on Form 10-KSB on January 16, 2001)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     GLOBAL  INNOVATIVE  SYSTEMS,  INC.

     By:     /s/  Helge  Freudentheil
             Helge  Freudentheil,  President/Director

     Date:   February  9,  2001


     By:     /s/  Ken  Bergestad
             Ken  Bergestad,  Vice  President/Director

     Date:   February  9,  2001


     By:     /s/  Walter  Niemi
             Walter  Niemi,  Secretary/Treasurer/Director

     Date:   February  9,  2001


     By:     /s/  Robert  Stark
             Robert  Stark,  Vice  President/Director

     Date:   February  9,  2001