Form 10QSB
period 2001-03-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2001-05-15
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  0-30299

GLOBAL INNOVATIVE SYSTEMS, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0217653 (I.R.S. Employer Identification No.)
5975 Selkirk Crescent, Prince George, BC, Canada V2N 2G9 (Address of principal executive offices)
(250) 964-2692 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

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

21,700,000 common shares issued and outstanding as at May 1, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Global Innovative Systems, Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Prince George, British Columbia
Date: May 14, 2001

/s/ signed
Director of Global Innovative Systems, Inc.

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31, 2001 (Unaudited)	September 30, 2000
ASSETS

Current assets
Cash	$-	$726
Receivables	412	390
Prepaid expenses	4,797	4,401
	5,209	5,517
Fixed assets	6,831	8,136
License	48,077	50,676

	$60,117 ======	$64,329 ======

LIABILITIES

Current liabilities
Bank overdraft	$1,742	$-
Accounts payable	73,435	58,997
Accrued liabilities	13,637	11,462
Loan payable to related party (Note 5)	30,449	32,095
Advances from stockholders and directors (Note 6)	200,172	183,850
	319,435	286,404

STOCKHOLDERS' DEFICIT

Common stock
Authorized: 200,000,000 common shares par value $0.001
Issued: 21,700,000 common shares	21,700	21,700

Additional paid in capital	410,632	410,632

Accumulated other comprehensive income
Foreign currency translation gain (loss)	1,348	(9,927)

Deficit accumulated in the development stage	(692,998)	(644,480)
	(259,318)	(222,075)

	$60,117 ======	$64,329 ======

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US Dollars)
	January 15, 1997 (incorporation) to March 31, 2001 Cumulative	Three months ended March 31, 2001 / 2000		Six months ended March 31, 2001 / 2000
EXPENSES
Accounting, audit and legal	$69,187	$10,843	$10,628	$15,254	$17,079
Automotive	21,589	994	1,054	2,246	1,669
Bank charges and interest	8,505	900	55	1,632	1,781
Consulting	10,064	-	4,000	-	4,000
Depreciation	6,243	433	518	866	1,028
Directors' fees	30,000	6,000	6,000	12,000	6,000
Insurance, licence and dues	22,385	2,097	2,442	3,894	4,101
Office and supplies	4,704	100	51	344	778
Rent	14,162	539	550	1,080	618
Research and development costs	406,072	1,409	773	2,987	17,711
Royalty	10,004	3,270	-	4,909	-
Salaries	20,378	-	-	-	-
Telephone	12,024	541	1,013	1,297	2,149
Travel	18,781	452	1,016	2,009	1,236

LOSS BEFORE OTHER ITEMS	(654,098)	(27,578)	(28,100)	(48,518)	(58,150)

OTHER ITEMS
Interest income	4,615	-	-	-	2,675
Loss on terminated proposed
business acquisition	(45,376)	-	(12,728)	-	(46,145)
	(40,761)	-	(12,728)	-	(43,470)

NET LOSS FOR THE PERIOD	$(694,859) =======	$(27,578) ======	$(40,828) =======	$(48,518) =======	$(101,620) ========

LOSS PER SHARE - BASIC AND DILUTED		$0.00 ====	$0.00 ====	$0.00 ====	$0.01 ====

WEIGHTED AVERAGE COMMON SHARES		21,700,000 ========	18,466,667 ========	21,700,000 ========	15,233,333 ========

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
(EXPRESSED IN US DOLLARS)

	Shares	Amount	Additional Paid-in Capital	Foreign Currency Translation Adjustments	Deficit Accumulated in the Development Stage	Total Stockholders' Deficit

Initial capitalization of the company as of January 15, 1997	100	$67	$-	$-	$-	$67

Common stock issued at $1 Cdn April 15, 1998	4,900	3,198	-	-	-	3,198

Total comprehensive loss, 1998	-	-	-	8,588	$(260,374)	(251,786)

Balance, September 30, 1998	5,000	3,265	-	8,588	(260,374)	(248,521)

Total comprehensive loss, 1999	-	-	-	(14,339)	(145,219)	(159,558)

Balance, September 30, 1999	5,000 ====	3,265 ====	$- ==	$(5,751) ======	$(405,593) ========	$(408,079) ========

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
(EXPRESSED IN US DOLLARS)
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated in the Development Stage	Total Stockholders' Deficit
	Number	Amount

Balance, September 30, 1999 - Niew Industries Inc.
carried forward	5,000	$3,265	$-	$(5,751)	$(405,593)	$(408,079)

Common stock redeemed at $1 Cdn on October 31, 1999	(2,850)	(1,861)	-	-	1,861	-

Adjustment for the issuance of common stock on
reverse acquisition	11,997,850	10,596	-	-	(10,596)	-

Adjustment of debts to former stockholders of
Niew Industries Inc. (Note 4)	-	-	410,268	-	10,596	420,864
	21,700
Adjustment for the stockholders' equity of the Company
at the acquisition date (Note 4)	9,700,000	9,700	364	-	-	10,064
	21,700,000	21,700	410,632	(5,751)	(403,732)	22,849

Net loss for the year	-	-	-	-	(240,748)	(240,748)
Foreign currency translation loss	-	-	-	(4,176)	-	(4,176)
Total comprehensive loss	-	-	-	(4,176)	(240,748)	(244,924)

Balance, September 30, 2000	21,700,00	21,700	410,632	(9,927)	(644,480)	(222,075)

Net loss for the period	-	-	-	-	(48,518)	(48,518)
Foreign currency translation gain	-	-	-	11,275	-	11,275
	-	-	-	11,275	(48,518)	(37,243)

Balance, March 31, 2001	21,700,000 ========	$21,700 ======	$410,632 =======	$(1,348) ======	$(692,998) ========	$(259,318) ========

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in US Dollars)
	January 15, 1997 (Incorporation) to March 31, 2001 Cunmulative	Six months ended March 31,
		2001	2000

CASH PROVIDED BY (USED IN)
Operating
Net loss for the period	$(694,859)	$(48,518)	$(101,620)
Non cash item
Depreciation	6,243	866	1,028
(Increase) decrease in assets
Receivables	(433)	223	514
Investment tax credits refundable	-		43,986
Prepaid expenses	(5,023)	4,084	3,562
Increase (decrease) in liabilities
Accounts payable	48,451	16,129	11,662
Accrued liabilities	14,194	2,732	(4,740)
	(631,427)	(24,484)	(45,608)

Financing
Bank overdraft	(1,742)	(1,742)	-
Loan payable to related party	31,677	-	(1,302)
Advances from stockholders and directors	693,071	26,973	87,674
Repayments to stockholders and directors	(72,583)	(2,828)	-
	650,423	22,403	86,372
Investing
Cash acquired on reverse acquisition	10,064	-	10,064
Purchase of licence	(23,342)	-	(23,342)
Purchase of fixed assets	(13,318)	-	-
	(26,596)	-	(13,278)

INCREASE (DECREASE) IN CASH	7,600	(2,081)	27,486

EFFECT OF FOREIGN EXCHANGE ON CASH	(7,600)	1,355	(8,310)

CASH AT BEGINNING OF PERIOD	-	726	811

CASH AT END OF PERIOD	$- ==	$- ==	$19,987 ======

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in US Dollars)

March 31, 2001 and 2000

1. UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the six month periods ended March 31, 2001 and 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

2. NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries Inc. ("NIEW" ). The transaction resulted in NIEW becoming a wholly owned subsidiary of the Company. Since the stockholders of Niew controlled 55% of the combined entity after the merger and the business of Niew presents the only operations of the new entity, the transaction was recorded as a reverse acquisition and Niew was considered the accounting acquirer. As such, the historical financial information of the company is that of Niew.

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has accumulated operating losses of $694,859 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving a profitable level of operations through the successful development of the twin rotating asphalt mixing system. It is the intention of the Company to raise a new equity financing of approximately $550,000 within the upcoming year. Amounts raised will be used to complete the development of the twin rotating asphalt mixing system and then proceed into a stage of commercial production. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(Expressed in US Dollars)

March 31, 2001 and 2000

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

5. LOAN PAYABLE TO RELATED PARTY

The Company has borrowed $30,449 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. Interest of $1,245 was either accrued or paid during the period.

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(Expressed in US Dollars)

March 31, 2001 and 2000

6. ADVANCES FROM STOCKHOLDERS AND DIRECTORS

The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

	March 31, 2001	September 30, 2000
Cash advances to the company	$251,575	$245,469
Repayments	(73,244)	(70,416)
Reimbursable expenses	21,841	8,797

	$200,172 =======	$183,850 =======

Average balance for the period	$192,011 =======	$119,535 =======

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

Plan of Operation

Our primary objective over the 12 months ending March 31, 2002, will be to complete development of Phase I and Phase II of our twin rotating asphalt mixing system (known as the "Trams System") for commercial sale, and to implement a sales and marketing program in connection with the sale of the Trams System.

As of the present date, Phase I of the Trams System requires further development and testing before it can be commercially released. We have not yet commenced development of Phase II of the Trans System due to a lack of capital resources. In addition to the development and testing work that must be performed on both Phase I and Phase II of the Trams System, a sales and marketing campaign must be implemented.

We have also acquired a license to manufacture a self-erecting silo which is different from the self-erecting silo that will be used in the Phase II of the Trams System. Following the completion of Phase I and Phase II of the Trams System, we intend to manufacture this self-erecting silo for commercial sale.

Further development of Phase I and Phase II of the Trams System was suspended in fiscal 2000 to devote attention to the registration of our common shares under Section 12(g) of the Securities Exchange Act of 1934 so that we could obtain a quotation of our securities on the Over-the-Counter Bulletin Board. Our common shares were registered under Section 12(g) of the Securities Exchange Act of 1934 in October, 2000 and we received confirmation from NASD Regulation, Inc. (OTC Compliance Unit) that our request for an unpriced quotation on the Over-the-Counter Bulletin Board was cleared on April 3, 2001. Our shares were quoted and began trading on the Over-the-Counter Bulletin Board on April 17, 2001 under the symbol "GBIS".

We anticipate that we will be able to complete our plan of operations if we can raise additional financing. Our actual expenditures and business plan may differ from our plan of operations. Our board of directors may decide not to pursue our plan of operations as set out below. In addition, we may modify our plan of operations based on the amount of available financing in the event that we cannot raise the required financing to complete our plan of operations. We do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the cash requirements of our plan of operations.

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

(c) uncertainty with respect to whether our Trams System can:

(i) meet new British Columbia environmental regulations;

(ii) comply with environmental regulations in other North American jurisdictions; and

(iii) continue to meet new regulatory requirements as they arise;

(d) whether there will be a market for our Phase I or II Trams System once development is complete; and

(e) whether demand for the Trams System will be adequate to support economically viable production.

Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern, as described in our independent accountant's report on, and the notes to, the consolidated audited financial statements for the year ended September 30, 2000.

Cash Requirements

We will require a minimum of approximately $550,000 over the period ending September 30, 2001 in order to accomplish our goals. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending September 30, 2001. We estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses. To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations.

To date, our operations have been primarily financed by private loans from our directors and other related parties totalling $746,448 at March 31, 2001, as well as $95,486 of refundable Canadian government investment tax credits on eligible research expenditures. Since the share exchange on January 31, 2000 between Global Innovative Systems Inc. and Niew Industries Inc. resulted in Niew Industries Inc. no longer being owned by Canadians, we expect that we will no longer be eligible for any further tax credits.

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

Research and Development

As at March 31, 2001, we have expended $406,072 (net of investment tax credits of $95,486) on direct research and development on the Trams System. We will continue to expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on:

(a) further improvement of Phase I of the Trams System to make it more efficient and to ensure that it meets government standards for pollution control; and

(b) commencement of the development of Phase II of the Trams System.

We estimate that the completion of Phase I will require approximately $30,000, consisting of $6,000 for testing, $14,000 for materials and $10,000 for labour and subcontractors. At the completion of Phase I, we intend to sell our prototype and use the sale proceeds to finance the construction of a second prototype of the Trams System.

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

To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations.

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

RISK FACTORS

An investment in our common shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating us and our business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

  successfully develop our second prototype of the Trams System;

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

  We did not generate any revenues and incurred a cumulative loss of $694,859 for the period from January 15, 1997 (incorporation) to March 31, 2001. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our Trams System gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released and sales of such products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2000 audited financial statements. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

  WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

  We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to March 31, 2001 of $694,859. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

  incur unexpected costs in completing the development of our Trams System or encounter any unexpected technical or other difficulties;

  incur delays and additional expenses as a result of technology failure;

  are unable to create a substantial market for our Trams System; or

  incur any significant unanticipated expenses.

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

  UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR TRAMS SYSTEM, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

  We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our Trams System. We expect that the Trams System and any similar products we develop will account for a majority, if not all, of our revenue for the foreseeable future. Market acceptance of the Trams System is, therefore, critical to our future success and to our ability to generate revenues. Failure to achieve market acceptance of the Trams System, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of the Trams System, and on the development, introduction and market acceptance of any future products. There can be no assurance that we will be successful in marketing the Trams System or any future products and any failure to do so would significantly harm our business.

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

  The Loss of OUR Key Technical Individuals Would Have an Adverse Impact on Future Development and could impair our ability to succeed.

  Our performance is substantially dependent on the technical expertise of Walter Niemi and Lloyd Olson and our ability to continue to hire and retain such personnel. The loss of either Walter Niemi or Lloyd Olson or any of our key officers could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers but we do have life insurance on Walter Niemi and Lloyd Olson.

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

  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a materially adverse effect on our business and financial condition and results of operations.

  WE EXPECT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IN THE FUTURE.

  We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:

  our ability to attract and retain customers and maintain customer satisfaction;

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

  governmental regulation;

  general economic conditions; and

  economic conditions specific to the asphalt manufacturing and paving industries.

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

THERE MAY BE THE POSSIBILITY OF VOLATILE SHARE PRICES.

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

Item 2. Changes in Securities.

We did not issue any shares from treasury during the quarter ended March 31, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

We did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

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

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ Helge Freudentheil
Helge Freudentheil, President/Director
Date: May 14, 2001

By: /s/ Ken Bergestad
Ken Bergestad, Vice President/Director
Date: May 14, 2001

By: /s/ Walter Niemi
Walter Niemi, Secretary/Treasurer/Director
Date: May 14, 2001

By: /s/ Robert Stark
Robert Stark, Vice President/Director
Date: May 14, 2001