Form 10QSB
period 2001-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2001-08-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001

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

21,700,000 common shares issued and outstanding as at August 1, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Global Innovative Systems, Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Prince George, British Columbia
Date: August 13, 2001

/s/ signed
Director of Global Innovative Systems, Inc.

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
	June 30, 2001 (Unaudited)	September 30, 2000
ASSETS
Current assets
Cash	$ -	$ 726
Receivables	861	390
Prepaid expenses	1,991	4,401
	2,852	5,517
Fixed assets	6,576	8,136
License	49,342	50,676

	$ 58,770 =======	$ 64,329 =======
LIABILITIES
Current liabilities
Bank overdraft	$ 2,716	$ -
Accounts payable	72,744	58,997
Accrued liabilities	17,903	11,462
Loan payable to related party (Note 5)	31,250	32,095
Advances from stockholders and directors (Note 6)	220,030	183,850
	344,643	286,404
STOCKHOLDERS' DEFICIT
Common stock
Authorized: 200,000,000 common shares par value $0.001
Issued: 21,700,000 common shares	21,700	21,700
Additional paid in capital	410,632	410,632
Accumulated other comprehensive income
Foreign currency translation loss	(5,253)	(9,927)
Deficit accumulated in the development stage	(712,952)	(644,480)
	(285,873)	(222,075)

	$ 58,770 ========	$ 64,329 ========

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US Dollars)
	January 15, 1997 (incorporation) to June 30, 2001 Cumulative	Three months ended June 30, 2001/2000		Nine months ended June 30, 2001/2000
EXPENSES
Accounting, audit and legal	$ 71,582	$ 2,395	$ 6,080	$ 17,649	$ 23,159
Automotive	22,717	1,128	1,319	3,374	2,988
Bank charges and interest	9,638	1,133	1,524	2,765	3,305
Consulting	10,064	-	6,064	-	10,064
Depreciation	6,664	421	726	1,287	1,754
Directors' fees	36,000	6,000	6,000	18,000	12,000
Insurance	24,270	1,885	2,154	5,779	6,255
Office and supplies	4,845	141	175	485	953
Rent	14,785	623	440	1,703	1,058
Research and development cost	407,607	1,535	3,655	4,522	21,366
Royalty	13,205	3,201	-	8,110	-
Salaries	20,378	-	-	-	-
Telephone	12,547	523	840	1,820	2,989
Travel	19,750	969	454	2,978	,690

LOSS BEFORE OTHER ITEMS	(674,052)	(19,954)	(29,431)	(68,472)	(87,581)

OTHER ITEMS
Interest income	4,615	-	1,116	-	3,791
Loss on terminated proposed business acquisition	(45,376)	-	-	-	(46,145)
	(40,761)	-	1,116	-	(42,354)

NET LOSS FOR THE PERIOD	$ (714,813) ========	$ (19,954) ========	$ (28,315) ========	$ (68,472) =========	$ (129,935) ========
LOSS PER SHARE - BASIC AND DILUTED		$ 0.00 ========	$ 0.00 ========	$ 0.00 ========	$ (0.01) ========
WEIGHTED AVERAGE COMMON SHARES		21,700,7000 =========	21,700,000 ========	21,700,000 ========	17,388,889 ========

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
(Expressed in US Dollars)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated in the Development Stage	Total Stockholders' Deficit

Initial capitalization of the company as of January 15, 1997	100	$ 67	$ -	$ -	$ -	$ 67

Common stock issued at $1 Cdn April 15, 1998	4,900	3,198	-	-	-	3,198

Total comprehensive loss, 1998	-	-	-	8,588	(260,374)	(251,786)

Balance, September 30, 1998	5,000	3,265	-	8,588	(260,374)	(248,521)

Total comprehensive loss, 1999	-	-	-	(14,339)	(145,219)	(159,558)

Balance, September 30, 1999	5,000 =====	$3,265 ======	$ - ======	$(5,751) =======	$(405,593) =======	$(408,079) =======

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
(Expressed in US Dollars)
	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated in the Development Stage	Total Stockholders' Deficit
	Number	Amount
Balance, September 30, 1999 - Niew Industries Inc.
carried forward	5,000	$ 3,265	$ -	$ (5,751)	$ (405,593)	$ (408,079)

Common stock redeemed at $1 Cdn on October 31, 1999	(2,850)	(1,861)	-	-	1,861	-

Adjustment for the issuance of common stock on reverse
acquisition	11,997,850	10,596	-	-	(10,596)	-

Adjustment of debts to former stockholders of
Niew Industries Inc. (Note 4)	-	-	410,268	-	10,596	420,864

Adjustment for the stockholders' equity of the Company
at the acquisition date (Note 4)	9,700.000	9,700	364	-	-	10,064
	21,700,000	21,700	410,632	(5,751)	(403,732)	22,849

Net loss for the year	-	-	-	-	(240,748)	(240,848)
Foreign currency translation loss	-	-	-	(4,176)	-	(4,176)
Total comprehensive loss	-	-	-	(4,176)	(240,748)	(244,924)

Balance, September 30, 2000	21,700,000	21,700	410,632	(9,927)	(644,480)	(222,075)

Net loss for the period	-	-	-	-	(68,472)	(68,472)
Foreign currency translation gain	-	-	-	4,674	-	4,674
	-	-	-	4,674	(68,472)	(63.798)

Balance, June 30, 2001	21,700,000 ========	$21,700 =======	$410,632 =======	$(5,253) ========	$(712,952) ========	$(285,873) ========

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(UNAUDITED)
(Expressed in US Dollars)
	January 15,1997 (incorporation) to June 30, 2001 Cumulative	Nine months ended June 30,
		2001	2000

CASH PROVIDED BY (USED IN)
Operating
Net loss for the period	$ (714,813)	$ (68,472)	$ (129,935)
Adjustment to reconcile net loss for the period
to cash used in operating activities
Depreciation	6,664	1,287	1,754
(Increase) decrease in assets
Receivables	(1,127)	(471)	69
Investment tax credits refundable	-	-	97,136
Prepaid expenses	(6,697)	2,410	2,405
Increase (decrease) in liabilities
Accounts payable	46,069	13,747	347
Accrued liabilities	17,903	6,441	800
	(652,001)	(45,058)	(27,424)

Financing
Bank overdraft	2,716	2,716	-
Loan payable to related party	31,677	-	(1,910)
Advances from stockholders	707,613	41,515	104,317
Repayments to stockholders	(72,583)	(2,828)	(69,144)
	669,423	41,403	33,263

Investing
Cash acquired on reverse acquisition	10,064	-	10,064
Purchase of licence	(23,342)	-	(14,670)
Purchase of fixed assets	(13,318)	-	(1,449)
	(26,596)	-	(6,055)

DECREASE IN CASH	(9,174)	(3,655)	(216)

EFFECT OF FOREIGN EXCHANGE ON CASH	(9,174)	2,929	3,652

CASH AT BEGINNING OF PERIOD	-	726	811

CASH AT END OF PERIOD	$ - ========	$ - =======	$ 4,247 =======

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Expressed in US Dollars)

June 30, 2001 and 2000

1. UNAUDITED FINANCIAL STATEMENTS

The interim financial statements for the nine month periods ended June 30, 2001 and 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has accumulated operating losses of $714,813 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving a profitable level of operations through the successful development of the twin rotating asphalt mixing system. It is the intention of the Company to raise a new equity financing of approximately $550,000 within the upcoming year. Amounts raised will be used to complete the development of the twin rotating asphalt mixing system and then proceed into a stage of commercial production. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty

.

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(Expressed in US Dollars)

June 30, 2001 and 2000

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

5. LOAN PAYABLE TO RELATED PARTY

The Company has borrowed $31,250 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. Interest of $1,870 was either accrued or paid during the period.

GLOBAL INNOVATIVE SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
(Expressed in US Dollars)

June 30, 2001 and 2000

6. ADVANCES FROM STOCKHOLDERS AND DIRECTORS

The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

	June 30, 2001	September 30, 2000

Cash advances to the company	$ 270,215	$ 245,469
Repayments	(73,244)	(70,416)
Reimbursable expenses	23,059	8,797
	$ 220,030 =======	$ 183,850 =======
Average balance for the period	$ 192,011 =======	$ 119,535 =======

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and Global Innovative mean Global Innovative Systems, Inc. and our subsidiary, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Other than the Letter of Intent that we signed with Energy Medicine Developments Corp., there have been no material developments since we filed our Annual Report on Form 10-KSB on January 16, 2001.

On June 18, 2001, we entered into a Letter of Intent with Energy Medicine Developments Corp., pursuant to which we have agreed to purchase all of the issued and outstanding shares of Energy Medicine in exchange for our common shares in an amount equalling at least sixty-five percent (65%) of our issued and outstanding common shares. As part of the acquisition, we are to arrange a financing of $750,000 to be done by way of a convertible debenture. Details of the proposed convertible debenture are contained in the Letter of Intent which is attached as an exhibit to this quarterly report. Also as part of the acquisition, our current board of directors, as well as the officers of our company, will change. Following completion of the acquisition, two of our current directors and officers will step down, and will be replaced by two directors and officers of Energy Medicine. Completion of the acquisition is subject to the preparation and execution of a definitive acquisition agreement and both parties conducting and being satisfied with a due diligence investigation of the other party.

Energy Medicine Developments Inc. was incorporated in British Columbia, Canada in May, 1994, and is primarily involved in the treatment of multiple sclerosis and migraine headaches through the use of the "Enermed", a small battery powered device that emits extremely low frequency, patient specific, pulsed electromagnetic fields. Energy Medicine's Enermed Therapy is carried out using the proprietary Bioelectric Frequency Analyzer to measure the strength or amplitude of bioelectromagnetic fields generated by the human body. The Analyzer software processes the signals and identifies those with low amplitudes. Proprietary treatment guidelines are used in conjunction with the Analyzer for each patient to select the frequencies that will be programmed into the Enermed device. The Enermed device itself is housed in a small, plastic casing and consists of a computer chip and a solenoid coil and is powered by a 3 volt lithium battery. The device is worn between four and twenty-four hours a day; the continuous exposure to subtle electromagnetic fields pulsing at frequencies that were predetermined for use by each specific patient brings symptomatic relief.

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

We anticipate that we will be able to accomplish our plan of operations if we can raise additional financing. Our actual expenditures and business plan may differ from our plan of operations. Our board of directors may decide not to pursue our plan of operations as set out in this section. In addition, we may modify our plan of operations based on the amount of available financing in the event that we cannot raise the required financing to accomplish our plan of operations. We do not currently have any arrangement in place for any debt or equity financing which would enable us to satisfy the cash requirements of our plan of operations.

We anticipate that we will incur further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

1. willingness of external investors to advance capital to us to finance continued development and production;

2. general economic conditions, government environmental regulations and increased industry competition;

3. uncertainty with respect to whether our Trams System can:

a) meet new British Columbia environmental regulations;

b) comply with environmental regulations in other North American jurisdictions; and

c) continue to meet new regulatory requirements as they arise;

4. whether there will be a market for our Phase I or II Trams System once development is complete; and

5. whether demand for the Trams System will be adequate to support economically viable production.

Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern, as described in our independent accountant's report on, and the notes to, the consolidated audited financial statements for the year ended September 30, 2000.

Cash Requirements

We will require a minimum of approximately $550,000 over the period ending June 30, 2002 in order to accomplish our goals in connection with further development of the Trams System. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending June 30, 2002. We estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses. To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations.

We do not have sufficient funds on hand to complete our Phase I development but we believe that we will have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype.

We will require a minimum of approximately $1,750,000 over the period ending June 30, 2002 if we proceed with and complete the acquisition of Energy Medicine. We estimate that approximately $250,000 will be required for management expenses and $1.5 million will be required to cover the costs of the product.

We intend to obtain our future cash requirements through the sale of our equity securities or by obtaining further debt financing. In the event that we are not successful in raising additional financing, we anticipate that we will not be able to sustain our business operations without further short-term financing from our controlling shareholders. Deficiencies in cash will be covered by additional loans and advances by our directors until such time that we can attract equity investors. Should we be unable to attract equity investors, cutbacks and deferrals of the planned development of Phase I and Phase II of the Trams System and the proposed acquisition of Energy Medicine would occur until such funds were otherwise available externally or from the proceeds received on sale of Phase I of the Trams System prototype. Alternatively, we may have to consider a joint venture in order to proceed with our plans of operations.

Research and Development

As at June 30, 2001, we have expended $407,607 on direct research and development on the Trams System. We will continue to expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on:

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

If we proceed with and complete the acquisition of Energy Medicine, we may be required to incur significant monies on Energy Medicine's Enermed product to make it commercially viable.

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

If we proceed with and complete the acquisition of Energy Medicine, we may be required to expend significant monies on the marketing of its products to develop sales and a brand name for the product.

Personnel

Over the twelve months ending June 30, 2002, should we be in a position to proceed with development of Phase II of the Trams System project, we anticipate an increase in the number of employees we retain, as we intend to hire two more employees. In the event that we go forward with the acquisition of Energy Medicine Developments Corp. by our company, as set out in the Letter of Intent with between the two parties, we may be required to increase the number of people we currently employ.

If we complete the acquisition of Energy Medicine Developments Corp., we will be relying on the technical expertise of Energy Medicine's current management. We will retain Energy Medicine's current management team, who will remain with our company for between five and ten years, depending on management agreements yet to be negotiated. If, however, we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully develop Energy Medicine's technology. We will likely hire a significant number of additional personnel in the event that we complete the acquisition of Energy Medicine. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Purchase or Sale of Equipment

We do not anticipate that we will purchase any significant equipment for our present operations with respect to the Trans System over the twelve months ending June 30, 2002. With respect to any future operations which may arise from the Letter of Intent between Energy Medicine Developments Corp. and our company, dated June 18, 2001, we may be required to purchase equipment during the period ending June 30, 2002.

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

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our Trams System and to eventually generate operating revenues will depend on our ability to, among other things:

1. successfully design, develop and market both Phase I and Phase II of the Trams System;

2. successfully develop our second prototype of the Trams System;

3. successfully develop a customer base for and market acceptance of our Trams System; and

4. obtain the necessary financing to implement our business plan and plan of operations.

Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

since we have a history of net losses and a lack of established revenues, we expect to incur net losses in the future.

We did not generate any revenues and incurred a cumulative loss of $714,813 for the period from January 15, 1997 (incorporation) to June 30, 2001. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our Trams System gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released and sales of such products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2000 audited financial statements. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to June 30, 2001 of $714,813. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

WE EXPECT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IN THE FUTURE.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:

1. our ability to attract and retain customers and maintain customer satisfaction;

2. our ability to develop a base of manufacturers and users of asphalt plants willing to utilize the Trams System for paving applications;

3. the announcement or introduction of new services and products by us and by our competitors;

4. an increase in consumer acceptance of the Trams System, or other systems and products offered by us;

5. our ability to upgrade and develop our Trams Systems and attract new personnel in a timely and effective manner;

6. the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

7. governmental regulation;

8. general economic conditions; and

9. economic conditions specific to the asphalt manufacturing and paving industries.

BECAUSE OF THE TYPE OF INDUSTRY IN WHICH WE ARE INVOLVED, WE EXPECT TO EXPERIENCE SEASONALITY IN OUR BUSINESS.

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

OUR FUTURE REVENUES ARE DEPENDENT ON THE ACCEPTANCE OF THE TRAMS SYSTEM.

Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Trams System. There can be no assurance that the Trams System will become widely accepted or that a sufficiently broad base of consumers will use the Trams System.

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

WE EXPECT TO ENCOUNTER RISKS IF WE ENTER INTO NEW BUSINESS AREAS.

We may choose to expand our operations by improving the Trams System or even by developing new systems for the asphalt industry or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.

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

In connection with the proposed acquisition of Energy Medicine Development Corp., we face the following risks:

1. Need For Additional Financing

If we proceed with and complete the acquisition of Energy Medicine Developments Corp., we anticipate that we will require approximately $1,750,000 over the next twelve months in order to develop, test and utilize Energy Medicine's technology. We intend to raise this money through the sale of our equity securities or by debt financing.

2. Limited Operating History

Even if we complete the acquisition of Energy Medicine, we anticipate that we will not generate any revenues until we have developed, tested and produced a commercially viable product which utilizes Energy Medicine's technology. There is no assurance that we will be able to produce a commercially viable product using Energy Medicine's technology.

3. Standards For Acquisition Of Energy Medicine Development Corp.

There can be no assurance that we will proceed with the acquisition of Energy Medicine. There is no assurance that we will be able to negotiate the acquisition of Energy Medicine on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we require Energy Medicine to have achieved, and without which we would not consider a business combination in any form.

4. Speculative Nature Of Our Proposed Operations

The success of our proposed acquisition will depend to a great extent on the operations, financial condition and management. In the event that we complete the acquisition of Energy Medicine, the success of our operations will likely be dependent upon management of the successor entity together with a number of other factors beyond our control.

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

Item 2. Changes in Securities.

We did not issue any shares from treasury during the quarter ended June 30, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June 18, 2001, we entered into a Letter of Intent with Energy Medicine Developments Corp., pursuant to which we have agreed to purchase all of the issued and outstanding shares of Energy Medicine in exchange for our common shares in an amount equalling at least sixty-five percent (65%) of our issued and outstanding common shares. As part of the acquisition, we are to arrange a financing of $750,000 to be done by way of a convertible debenture. Details of the proposed convertible debenture are contained in the Letter of Intent which is attached as an exhibit to this quarterly report. Also as part of the acquisition, our current board of directors, as well as the officers of our company, will change. Following completion of the acquisition, two of our current directors and officers will step down, and will be replaced by two directors and officers of Energy Medicine. Completion of the acquisition is subject to the preparation and execution of a definitive acquisition agreement and both parties conducting and being satisfied with a due diligence investigation of the other party.

Energy Medicine Developments Inc. was incorporated in British Columbia, Canada in May, 1994, and is primarily involved in the treatment of multiple sclerosis and migraine headaches through the use of the "Enermed", a small battery powered device that emits extremely low frequency, patient specific, pulsed electromagnetic fields. Energy Medicine's Enermed Therapy is carried out using the proprietary Bioelectric Frequency Analyzer to measure the strength or amplitude of bioelectromagnetic fields generated by the human body. The Analyzer software processes the signals and identifies those with low amplitudes. Proprietary treatment guidelines are used in conjunction with the Analyzer for each patient to select the frequencies that will be programmed into the Enermed device. The Enermed device itself is housed in a small, plastic casing and consists of a computer chip and a solenoid coil and is powered by a 3 volt lithium battery. The device is worn between four and twenty-four hours a day; the continuous exposure to subtle electromagnetic fields pulsing at frequencies that were predetermined for use by each specific patient brings symptomatic relief.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

We did not file any Reports on Form 8-K during the quarter ended June 30, 2001.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Charter (filed as an exhibit to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

3.2 Articles of Incorporation (filed as an exhibit to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

3.3 Bylaws (filed as an exhibit to our Registration Statement on Form 10SB on April 11, 2000, and incorporated herein by reference)

(10) Material Contracts

10.1 Letter of Intent between Energy Medicine Developments Corp. and Global Innovative Systems Inc. dated June 18, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ Helge Freudentheil
Helge Freudentheil, President/Director
Date: August 10, 2001

By: /s/ Ken Bergestad
Ken Bergestad, Vice President/Director
Date: August 10, 2001

By: /s/ Walter Niemi
Walter Niemi, Secretary/Treasurer/Director
Date: August 10, 2001

By: /s/ Robert Stark
Robert Stark, Vice President/Director
Date: August 10, 2001