Form 10KSB
period 2001-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2002-01-15
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  September 30, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-30299

GLOBAL INNOVATIVE SYSTEMS INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0217653 (I.R.S. Employer Identification No.)
5975 Selkirk Crescent Prince George, BC, Canada (Address of principal executive offices)	V2N 2G9 (Zip Code)

Registrant's telephone number, including area code (250) 964-2692

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $0.001 par value (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

14,564,015 common shares @ $0.13(1) = $1,893,322
(1) Average of bid and ask closing prices on December 31, 2001

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

36,906,509 common shares issued and outstanding as of December 31, 2001

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our", and "Global Innovative" mean Global Innovative Systems Inc., unless otherwise indicated.

Business Development - General

Global Innovative was incorporated on September 14, 1995, under the laws of the State of Nevada, under the name "Legacy Bodysentials Inc.". On September 25, 1996, we changed our name to "Legacy Minerals Inc.". On May 18, 1998, we changed our name to "Global Commonwealth Inc.". On November 12, 1999, we changed our name to our current name of "Global Innovative Systems Inc.".

Our corporate offices are located at 5975 Selkirk Crescent, Prince George, BC, Canada V2N 2G9. Our telephone number is (250) 964-2692 and our facsimile number is (250) 964-2693.

Business Development During Last Three Years

Our company was inactive until January 31, 2000, when we closed a share exchange agreement with the stockholders of Niew Industries Inc. Following the completion of the transaction, Niew Industries became a wholly owned subsidiary of our company. Because the stockholders of Niew Industries controlled 55% of the resultant entity, and because the business of Niew Industries represented the only business operations of the new entity, the transaction was recorded as a reverse acquisition. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange are presented as a continuation of Niew Industries consistent with the change of business. Accordingly, our operations are consolidated with those of Niew Industries from the date of acquisition.

Niew Industries was incorporated on January 15, 1997, under the Company Act (British Columbia), and was inactive until March 23, 1998, when it began the development of a twin rotating asphalt mixing system. To date, this has been Niew Industries' only business activity.

Our Current Business

Our current business involves the development and testing of a twin rotating asphalt mixing system.

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

Conventional plant drums are not tapered requiring them to be elevated and blocked so the aggregate will flow downhill. The Trams System does not require very much blocking because the plant is set-up level. This is because the drums on the Trams System are tapered like a funnel and so the drum is sloped when the trailer is level. The Trams System is capable of producing the same volume of asphalt per hour as is delivered by plants that take three to four days to set up. The current conventional systems also require five trucks to move all of the equipment that they require to the production site, whereas Phase I of the Trams System requires only one truck load.

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

A conventional plant of comparable productivity has a drum mixer which is twice the length of the Trams System's double tapered drum. The Trams System houses the drying/mixer drum, belt scales, four aggregate feeders, bag-house, all electrical and electronic equipment, and a 312 KVA generator on one frame. Having a silo, asphalt tank, diesel and propane tank on another load makes the Trams System a two pin (two trailer) load to move. Set-up time for the entire Trams System is expected to be 4 to 6 hours. A conventional plant has five to six pin loads and takes from three to four days to set-up.

Asphalt Plant Control System Software

Asphalt mixing plants are an electrical jig-saw puzzle, that is, they are electrically pieced together using technology from several different companies. Typically, they will use a brand name burner, burner controller, scale system (including the controller), asphalt mixing controller, and a bin feeder controller for each bin. These systems are then pieced together by cables that would run from the various trailers containing that specific piece of equipment to the operator's control booth. This always leads to between 80 and 150 cables laying on the ground. Over time, these cables become damaged due to the elements and human neglect.

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

Self-Erecting Silo

In November, 1999, Niew Industries negotiated an exclusive licensing agreement with Ian Westwood, the inventor of a self-erecting silo, also called a portable overhead bin. Mr. Westwood's silo design is referred to as the "Silovation". The Silovation system can be used with any existing asphalt plant, including the Trams System.

The Silovation prototype was completed in May, 1999 and is currently owned by the Everall Construction Company of Edmonton, Alberta. Everall does not own any rights or other property relating to the design of the Silovation. On November 8, 1999, Niew Industries and Mr. Westwood executed a licence agreement pursuant to which Mr. Westwood licensed to Niew Industries patents and all technical knowledge derived from the portable overhead bin used on the Silovation and the applicable patents held by Mr. Westwood in exchange for the sum of CDN$75,000. We have paid CDN$35,000 to Mr. Westwood to date. On November 22, 2000, we entered into an agreement with Mr. Westwood which modified the earlier license agreement. Pursuant to that amending agreement, we agreed to pay the balance of CDN$40,000 on or before February 28, 2001, which we never paid to Mr. Westwood. We also agreed to pay royalties to Mr. Westwood as follows:

- CDN$6,000 each for the first two portable overhead bins sold in any calendar year;

- CDN$8,000 each on the next two portable overhead bins sold in any calendar year; and

- CDN$10,000 on any further portable overhead bins sold in any calendar year.

In addition, we agreed to pay a minimum royalty of CDN$20,000 in any calendar year, beginning in 2001, in which fewer than three portable overhead bins are sold. This royalty is to be paid on or before January 31 after the end of the applicable calendar year. We agreed to pay a minimum royalty of $10,000 for the 2000 calendar year, which royalty is to be paid on or before February 28, 2001. If we default on any of these payments, we will lose our rights under the licence agreement.

By an agreement dated September 1, 2001, we agreed to terminate the amended license agreement with Mr. Westwood in consideration of paying Mr. Westwood CDN$10,000 (in respect of 2000 royalties) on or before December 31, 2002. We have been released from all further obligations in connection with the original agreement as amended.

As at the date of this annual report, Phase I of the Trams System requires further development and testing before it can be commercially released. We have not yet commenced development of Phase II of the Trans System due to a lack of capital resources. In addition to the development and testing work that must be performed on both Phase I and Phase II of the Trams System, a sales and marketing campaign must be implemented.

Recent Acquisition and Royalty Agreements subsequent to our year ended September 30, 2001

On October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy Medicine Developments Corp. in exchange for 18,000,000 of our common shares. We are still in the process of completing this acquisition and as at the date of this annual report, a total of 15,206,509 common shares have been issued in advance to shareholders of Energy Medicine Developments Corp. After we have completed the share exchange and issued 18,000,000 of our common shares, we will be required to file Articles of Share Exchange with the Secretaries of State of Nevada and Delaware in order to complete the acquisition.

Energy Medicine Developments Corp. owns the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device as described below.

Also on October 2, 2001, we entered into a Purchase Agreement with Energy Medicine Developments (North America) Inc., a company incorporated in the province of British Columbia. Pursuant to the terms of the Purchase Agreement, we agreed to purchase 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares for a purchase price of $300,000. As at the date of this annual report, the acquisition of 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares has not been completed and all parties have agreed to renegotiate the terms of the acquisition of Energy Medicine Developments (North America) Inc. Energy Medicine Developments (North America) Inc. operates the two treatment centers for the Enermed device and the Enermed Therapy.

On October 4, 2001, we entered into a Royalty Agreement with Energy Medicine Developments Inc. Energy Medicine Developments Inc., a British Columbia company, is primarily involved in the treatment of multiple sclerosis and migraine headaches using extremely low frequency (ELF), patient specific, pulsed electromagnetic fields, which is identified as the Enermed Therapy. Energy Medicine Developments Inc. is also heavily involved in research using this specific Enermed Therapy, and is a leader in the clinical application of pulsed electromagnetic therapies.

Because the uncertainty surrounding the acquisition of Energy Medicine Developments (North America) Inc., discussion in the remainder of this annual report to the businesses being acquired is limited to that of Energy Medicine Developments Corp. and the Royalty Agreement with Energy Medicine Developments Inc.

The Enermed Therapy ™

Using the proprietary bioelectric frequency analyzer, Energy Medicine Developments (North America) Inc. is able to measure the strength, or amplitude of bioelectromagnetic fields generated by the human body. The area of interest to Energy Medicine Developments (North America) Inc. is between 0.5 and 25.5 hz (oscillations per second). The bioelectric frequency analyzer software processes these signals and identifies those with low amplitudes. Proprietary treatment guidelines are used in conjunction with the bioelectric frequency analyzer analysis for each patient to select the frequencies that will be programmed into the Enermed device.

The Enermed device is housed in a round, lightweight plastic casing just over 1.5 inches in diameter. It consists of a computer chip and a solenoid coil and is powered by a replaceable 3 volt lithium battery. Patients wear the Enermed device between four and 24 hours a day. This continuous exposure to subtle electromagnetic fields (about the strength of the earth's magnetic field), pulsing at frequencies appropriate for the unique bioelectromagnetic and symptom profile of the client is what brings about symptomatic relief.

Treatment Delivery

The Enermed is not an over-the-counter product, nor one that untrained technicians or medical practitioners can deliver. Currently all patients seeking treatment must visit one of two treatment facilities in Canada, either the Vancouver Center, which has been operating since 1995, or the Toronto Center opened in 1997. These treatment centers also function as service centers for customers who require repairs to or replacement of their Enermed device. Training manuals and quality control procedures based on years of clinical experience and research results will ensure that new technicians are trained to the highest standards.

Pursuant to the terms of the Royalty Agreement, we were granted the right to use, distribute, market and sell the Enermed device, and any other derivative or related product developed by either our company or by Energy Medicine Developments Inc. We will pay Energy Medicine Developments Inc. the following royalties during each of our fiscal years, in perpetuity:

1. 0 - 50,000 devices: seven percent (7%) of the selling price for the first 50,000 devices sold each year during the Royalty Agreement;

2. Over 50,000 devices: five percent (5%) of the selling price for each device sold beyond the initial 50,000 devices sold each year during the Royalty Agreement; and

3. Other Products: ten percent (10%) of the gross selling price, prior to any discounts, of any other product manufactured, sold or distributed by our company, payable at the end of each calendar month for sales in the previous month.

As at the date of this annual report, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Risks Related to our Current Business Operations

WE ARE a Development Stage Company with a Limited Operating History Which Makes IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company which is involved in (a) the development, manufacture and marketing of a simplified asphalt mixing system that is intended to be compact, environmentally friendly and easy to mobilize and (b) the marketing and sale of the Enermed device and the Enermed Therapy, if the acquisition of Energy Medicine Developments Corp. is completed. As a relatively new company, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our formation.

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

If we complete the acquisition of Energy Medicine Developments Corp., our ability to successfully market and sell the Enermed device and the Enermed Therapy will depend on our ability to, among other things:

- continue to provide advice and treatment which is helpful to its users;

- maintain and expand its customer base for the Enermed device and the Enermed Therapy; and

- obtain the necessary financing to conduct ongoing research and development and to develop and implement a sales and marketing program.

Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

since we have a history of net losses and a lack of established revenues, we expect to incur net losses in the future.

We did not generate any revenues and incurred a cumulative loss of $758,252 for the period from January 15, 1997 (incorporation) to September 30, 2001. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until the Trams System and the Enermed device and Enermed Therapy, if the acquisition of the company presently owning these technologies is completed, gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released, and sales of either or both of these products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2001 audited financial statements. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to September 30, 2001 of $758,252. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We do not have sufficient funds on hand to complete our Phase I development of the Trams System but we believe we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We have predicted that we will require approximately $1,550,000 over the period ending September 30, 2002 in order to accomplish our goals of designing, developing, manufacturing and marketing the Trams System and to maintain and expand the market for the Enermed device and the Enermed Therapy. This is broken down into $1,000,000 for the Enermed device and the Enermed Therapy and $550,000 in connection with the Trams project and general operating expenses. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

1. incur unexpected costs in completing the development of our Trams System or encounter any unexpected technical or other difficulties;

2. incur delays and additional expenses as a result of technology failure;

3. are unable to create a substantial market for our Trams System; or

4. incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of the Trams System and to maintain and expand the market for the Enermed device and the Enermed Therapy. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to our company. The issuance of additional equity securities by our company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

Our Failure to Effectively Manage Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the development of our Trams System and the sales and marketing of the Enermed device and the Enermed Therapy, if the acquisitions of the company which owns these technologies is completed, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR CURRENT PRODUCTS, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our Trams System, the Enermed device and the Enermed Therapy, if the acquisition of the company which owns these technologies is completed. Should the acquisition be completed, we expect that the Enermed device and the Enermed Therapy and any similar products we develop will account for a majority, if not all, of our future revenue. Continued and expanded market acceptance of the Enermed device and the Enermed Therapy is, therefore, critical to our future success and to our ability to generate revenues. Failure to achieve market acceptance of the Enermed device and the Enermed Therapy, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the continued market acceptance of the Enermed device and the Enermed Therapy, and on the development, introduction and market acceptance of any future products. There can be no assurance that we will be successful in marketing the Enermed device and the Enermed Therapy or any future products and any failure to do so would significantly harm our business.

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR TRAMS SYSTEM, WE WILL BE UNABLE TO BUILD OUR TRAMS BUSINESS.

To some extent, our success will depend on the acceptance of our products by the asphalt industry. Achieving such acceptance may require a significant marketing investment. We cannot assure you that our existing or proposed products will be accepted by the asphalt industry at sufficient levels to support our operations and build our business.

The Loss of OUR Key Technical Individuals Would Have an Adverse Impact on Future Development and could impair our ability to succeed.

Our performance is substantially dependent on the technical expertise of Robert Fletcher and Fraser Lawrie (Enermed) and Walter Niemi (Trams) and our ability to continue to hire and retain such personnel. The loss of any of Robert Fletcher, Fraser Lawrie or Walter Niemi or any of our key officers could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers but we do have life insurance on any of Robert Fletcher, Fraser Lawrie and Walter Niemi.

Our current President and Vice-President only spend approximately 10% of their working time on our company. If we can raise sufficient capital to proceed with our plan of operations, then it may be necessary for our board of directors to appoint a new President and/or Vice-President of our company to oversee our expanded operations. It may be difficult to find sufficiently qualified individuals to fill these roles and accordingly, our company may not be able to successfully expand our operations until such persons are located and retained.

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

Stockholders owning a significant percentage of our outstanding voting stock represent the ultimate control over our affairs. Six stockholders currently control approximately 75% of the outstanding shares of our common stock. As a result of this ownership, these stockholders will likely be able to approve any major transactions including the election of directors without the approval of the other shareholders.

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

Sales and operating results generally depend on our ability to develop a base of customers and businesses. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in estimated revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

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

4. consumer acceptance of the Trams System, the Enermed device, the Enermed Therapy, or other systems and products offered by us;

5. our ability to attract new personnel in a timely and effective manner;

6. the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

7. governmental regulation;

8. general economic conditions; and

9. economic conditions specific to the asphalt manufacturing and paving industries.

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

We have not incurred significant advertising, sales and marketing expenses to date. To increase awareness for the Trams System, the Enermed device and the Enermed Therapy, if the acquisition of the company which owns these technologies is completed, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our, services and products. To date, our experience with respect to marketing our products and services is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of the Trams System, the Enermed device and the Enermed Therapy. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the Trams System, the Enermed device and the Enermed Therapy, or other products and services offered by us.

OUR FUTURE REVENUES ARE DEPENDENT ON THE ACCEPTANCE OF THE PRODUCTS AND SERVICES THAT WE OFFER.

Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Trams System, the Enermed device and the Enermed Therapy. There can be no assurance that the Trams System, the Enermed device and the Enermed Therapy will become widely accepted or that a sufficiently broad base of consumers will use the Trams System, the Enermed device and the Enermed Therapy.

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

OUR CURRENT AND FUTURE SHAREHOLDERS MAY EXPERIENCE DILUTION IN THE FUTURE.

The grant and exercise of warrants to creditors or otherwise or stock options would likely result in a dilution of the value of our common shares. Moreover, we may seek authorization to increase the number of our authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

Risks Associated with the Proposed Expansion of Our Business Operations

WE EXPECT TO ENCOUNTER RISKS IF WE ENTER INTO NEW BUSINESS AREAS.

We may choose to expand our operations by improving the Trams System or even by developing new systems for the asphalt industry or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies, including the acquisitions contemplated under the Acquisition Agreement between our company and Energy Medicine Developments Corp. and the Royalty Agreement between our company and Energy Medicine Developments Inc. (see the section entitled "Recent Acquisition and Royalty Agreements subsequent to our year ended September 30, 2001" for further details with respect to these agreements). There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.

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

In connection with the proposed acquisitions of Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc., and the Royalty Agreement with Energy Medicine Developments Inc., we may face the following risks:

1. Need For Additional Financing

If we proceed with and complete the acquisition of Energy Medicine Developments Corp., we anticipate that we will require approximately $1,000,000 over the next twelve months in order to implement a sales and marketing program and conduct further research on the various technologies of Energy Medicine Developments Corp. and Energy Medicine Developments Inc. We intend to raise this money through the sale of our equity securities or by debt financing.

2. Limited Operating History

Even if we complete the acquisition of Energy Medicine Developments Corp., we anticipate that we will not generate any revenues until we have implemented a sales and marketing program and developed market acceptance of the products which utilize the technologies of Energy Medicine Developments Corp. and Energy Medicine Developments Inc. There is no assurance that we will be able to implement a successful sales and marketing program and produce broad market acceptance of the products which utilize the technologies of Energy Medicine Developments Corp. or Energy Medicine Developments Inc. The Enermed therapy and the Enermed device technology contemplated under the Royalty Agreement has been tested and is ready for our company to market; however, our company must pay royalties to Energy Medicine Developments Inc. under the Royalty Agreement. In order to make the Royalty Agreement a profitable endeavor, we must develop our own market for the Enermed device and must ensure that we sell enough Enermed devices to ensure that the terms of the Royalty Agreement are profitable for our company. There is no assurance that we will be able to do so.

3. Speculative Nature Of Our Recent Acquisition and Proposed Operations

The success of our the acquisitions and proposed operations will depend to a great extent on the operations, financial condition and management of each of Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. In the event that we complete the acquisition of Energy Medicine Developments Corp. and/or Energy Medicine Developments (North America) Inc., the success of our operations will likely be dependent upon the abilities and experience of management of the successor entity together with a number of other factors beyond our control.

Item 2. Description of Property.

Our executive and head offices are located at 5975 Selkirk Crescent, Prince George, BC, Canada V2N 2G9. Our telephone number is (250) 964-2692 and our facsimile number is (250) 964-2693.. Our office space is provided to us on a rent-free basis by Ken Bergestad, our Vice President and one of our directors. Mr. Bergestad does not charge our company for equipment rental or phone usage.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are traded on the Over-the-Counter Bulletin Board. Our symbol is "GBIS", and our CUSIP number is 3793W 104.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, Telephone: (702) 361-3033, Facsimile (702) 433 1979.

Our common shares initially began trading on the Over-the-Counter Bulletin Board on April 17, 2001. As such, the following are the high and low sales prices for each quarter (or portion of a quarter, as applicable) since April 17, 2001:

Quarter Ended	High	Low
September 30, 2001	$1.34	$0.20
June 30, 2001	$1.75	$0.01

On December 18, 2001, the shareholders' list for our common shares showed 58 registered shareholders and 36,906,509 common shares outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Nil

Item 6. Plan of Operation.

Plan of Operation

Our primary objective over the 12 months ending September 30, 2002, will be to complete development of Phase I and Phase II of our twin rotating asphalt mixing system (known as the "Trams System") for commercial sale, and to implement a sales and marketing program in connection with the sale of the Trams System. In addition, if the acquisition of Energy Medicine Developments Corp. is successfully completed, we anticipate that we will proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy.

As of the date of this annual report, Phase I of the Trams System requires further development and testing before it can be commercially released. We have not yet commenced development of Phase II of the Trans System due to a lack of capital resources. In addition to the development and testing work that must be performed on both Phase I and Phase II of the Trams System, a sales and marketing campaign must be implemented.

As noted in our annual report for the year ended September 30, 2000, further development of Phase I and Phase II of the Trams System was suspended to devote attention to the registration of our common shares under Section 12(g) of the Securities Exchange Act of 1934 so that we could obtain a quotation of our securities on the Over-the-Counter Bulletin Board. Our common shares were registered under Section 12(g) of the Securities Exchange Act of 1934 in October, 2000 and we received confirmation from NASD Regulation, Inc. (OTC Compliance Unit) that our request for an unpriced quotation on the Over-the-Counter Bulletin Board was cleared on April 3, 2001. Our shares were quoted and began trading on the Over-the-Counter Bulletin Board on April 17, 2001 under the symbol "GBIS". As at the date of this annual report, because we have recently focussed our attention on the acquisition of Energy Medicine Developments Corp. and the Royalty Agreement with Energy Medicine Developments Inc., we have not returned our focus to the further development of Phase I or Phase II of the Trams System.

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

We anticipate that we will incur further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

1. willingness of external investors to advance capital to us to finance continued development of the Trams System and the implementation of a sales and marketing program for the Enermed device and Enermed therapy;

2. general economic conditions, government environmental regulations and increased industry competition;

3. uncertainty with respect to whether our products can:

a) meet British Columbia regulations;

b) comply with regulations in other North American jurisdictions; and

c) continue to meet new regulatory requirements as they arise;

4. whether there will be a market for our products once development is complete;

5. whether demand for the products will be adequate to support economically viable production;

6. whether there will be continued and expanded market acceptance of the Enermed device and the Enermed therapy.

Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern, as described in our independent auditors' report on, and the notes to, the consolidated financial statements for the year ended September 30, 2001.

Cash Requirements

Over the twelve month period ending September 30, 2002, we anticipate that we will require $550,000 to fund our operations and our goals in connection with further development of the Trams System. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending September 30, 2002. With respect to the Trams System, we estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses.

We will require a minimum of approximately $1,000,000 over the period ending September 30, 2002 if we complete the acquisition of Energy Medicine Developments Corp. and for the Royalty Agreement with Energy Medicine Developments Inc. We estimate that approximately $250,000 will be required for management expenses and $750,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy under the Royalty Agreement.

To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations. We do not have sufficient funds on hand to complete our Phase I Trams development or the ongoing development of Enermed products but we believe that we will have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We intend to obtain our future cash requirements through the sale of our equity securities or by obtaining further debt financing. In the event that we are not successful in raising additional financing, we anticipate that we will not be able to sustain our business operations without further short-term financing from our controlling shareholders. Deficiencies in cash will be covered by additional loans and advances by our directors until such time that we can attract equity investors. Should we be unable to attract equity investors, cutbacks and deferrals of the planned development of Phase I and Phase II of the Trams System, and the implementation of a sales and marketing program of the Enermed device and Enermed Therapy would occur until such funds were otherwise available externally. Alternatively, we may have to consider a joint venture in order to proceed with our plans of operations.

Product Research and Development

During the year ended September 30, 2001, we expended $5,345 on research and development on the Trams System. During the year ended September 30, 2000, we expended $80,334 on research and development of the Trams System. See Note 7 to our Consolidated Financial Statements for the years ended September 30, 2001 and 2000 for further details. If sufficient capital is available, we will continue to expend time in the next 12 months on research and development activities on the Trams System, which will include:

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

If we complete the acquisition of Energy Medicine Developments Inc. and in connection with the Royalty Agreement with Energy Medicine Developments Inc., we may be required to incur significant monies on Energy Medicine's product and technologies to make them commercially viable in new markets.

To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2002. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

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

If we proceed with the Royalty Agreement with Energy Medicine Developments Inc., we may be required to expend significant monies on the implementation of a sales and marketing program for the Enermed Therapy and Enermed device to develop sales and a brand name for the product.

Employees

Over the twelve months ending September 30, 2002, we anticipate an increase in the number of employees we retain to five (5), in the event that we are able to proceed with the development of Phase II of the Trams System. Following the completion of the acquisition of Energy Medicine Developments Corp., we also expect an increase in the number of employees we retain. Once the acquisition of Energy Medicine Developments Corp. is completed, we will be relying on the technical expertise of Energy Medicine's current management. We will retain Energy Medicine's current management team, who will remain with our company for between five and ten years, depending on management agreements yet to be negotiated. If, however, we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel in the event that we complete the acquisition of Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Audited Financial Statements.:

Independent Auditors' Report on fiscal 2001, dated January 2, 2002, of BDO Dunwoody LLP

Independent Auditors' Report on fiscal 2000, dated December 15, 2000, of Hedden Chong, Chartered Accountants.

Consolidated Balance Sheets at September 30, 2001 and 2000.

Consolidated Statements of Operations for the years ended September 30, 2001 and 2000 and for the period from January 15, 1997 (incorporation) to September 30, 2001.

Consolidated Statements of Changes in Capital Deficit for the period from January 15, 1997 (incorporation) to September 30, 2001.

Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000 and for the period from January 15, 1997 (incorporation) to September 30, 2001.

Summary of Significant Accounting Policies.

Notes to the Consolidated Financial Statements.
Global Innovative Systems Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the years ended September 30, 2001 and 2000
(Amounts expressed in US dollars)
Contents
Independent Auditors' Report - BDO Dunwoody LLP
Independent Auditors' Report - Hedden Chong
Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Capital Deficit
Consolidated Statements of Cash Flows
Summary of Significant Accounting Policies
Notes to the Consolidated Financial Statements
Independent Auditors' Report
To the Directors and Stockholders of Global Innovative Systems Inc. (A Development Stage Company)

We have audited the Consolidated Balance Sheet of Global Innovative Systems Inc. (a development stage company) as at September 30, 2001 and the Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the year ended September 30, 2001 and for the period from January 15, 1997 (incorporation) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Global Innovative Systems Inc. for the period from January 15, 1997 (incorporation) to September 30, 2000. Such statements are included in the cumulative inception to September 30, 2001 totals on the Statements of Operations and Cash Flows and reflect a net loss of 85% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from January 15, 1997 (incorporation) to September 30, 2000 included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Global Innovative Systems Inc. (a development stage company) as at September 30, 2001 and the related Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the year ended September 30, 2001 and for the period from January 15, 1997 (incorporation) to September 30, 2001 in conformity with United States generally accepted accounting principles.

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

/s/ BDO Dunwoody LLP Chartered Accountants
Vancouver, Canada January 2, 2002
Independent Auditors' Report
To the Directors and Stockholders of Global Innovative Systems Inc. (A Development Stage Company)

We have audited the Consolidated Balance Sheet of Global Innovative Systems Inc. (a development stage company) as at September 30, 2000 and the Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the year ended September 30, 2000 and for the period from January 15, 1997 (incorporation) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Global Innovative Systems Inc. (a development stage company) as at September 30, 2000 and the related Consolidated Statements of Operations, Changes in Capital Deficit and Cash Flows for the year ended September 30, 2000 and for the period from January 15, 1997 (incorporation) to September 30, 2000 in conformity with United States generally accepted accounting principles.

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

/s/ Hedden Chong Chartered Accountants
Burnaby, Canada December 15, 2000
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Balance Sheets (Amounts expressed in US dollars)

September 30	2001	2000
Assets
Current
Cash	$-	$726
Receivables	299	390
Prepaid expenses	720	4,401
Total current assets	1,019	5,517
Property and equipment (Note 3)	5,912	8,136
License (Note 4)	-	50,676
Total Assets	$6,931	$64,329
Liabilities and Capital Deficit
Liabilities
Current
Bank overdraft	$2,574	$-
Accounts payable	54,085	58,997
Accrued liabilities	19,115	11,462
Loan payable to related party (Note 5)	30,092	32,095
Advances from stockholders and directors (Note 6)	219,821	183,850
Total current liabilities	325,687	286,404
Capital Deficit
Share Capital
Authorized
200,000,000 common shares par value $0.001
Issued
21,700,000 common shares	21,700	21,700
Additional paid-in capital	412,493	410,632
Accumulated other comprehensive income - foreign currency translation gain (loss)	5,303	(9,927)
Deficit accumulated in the development stage	(758,252)	(644,480)
Total capital deficit	(318,756)	(222,075)
Total Liabilities and Capital Deficit	$6,931	$64,329
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Statements of Operations (Amounts expressed in US dollars)

	Years ended September 30	Period from January 15 1997 (incorporation) to September 30
	2001	2000	2001
			(cumulative)
Expenses
Accounting, audit and legal	$31,128	$36,550	$85,061
Automotive	4,604	4,233	23,947
Bank charges and interest	3,968	5,169	10,841
Consulting	-	10,064	10,064
Depreciation	1,724	2,337	7,101
Directors' fees	24,000	18,000	42,000
Insurance, licenses and dues	7,191	8,454	25,682
Loss on terminated proposed acquisition (Note 8(b))	-	45,376	45,376
Office and supplies	569	1,439	4,929
Rent	2,394	1,613	15,476
Research and development (Note 7)	5,345	80,334	408,430
Royalties	1,629	5,095	6,724
Salaries	-	20,378	20,378
Telephone	2,946	3,894	13,673
Travel	3,614	1,622	20,386
Write-off of license and settlement of related payables (Note 4)	22,799	-	22,799
Loss before other items	(111,911)	(244,558)	(762,867)
Other Item
Interest income	-	3,810	4,615
Net loss for the period	$(111,911)	$(240,748)	$(758,252)
Loss per share - basic	$(0.01)	$(0.01)
Weighted average common shares outstanding	21,700,000	18,466,667
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Statements of Changes in Capital Deficit (Amounts expressed in US dollars)
	Common Shares (Shares)	Common Shares (Amount)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Deficit Accumulated in the Development Stage	Total Capital Deficit
Initial capitalization of the Company as of January 15, 1997	100	$67	$-	$-	$-	$67
Common stock issued at C$1 April 15, 1998	4,900	3,198	-	-	-	3,198
	5,000	3,265	-	-	-	3,265
Net loss for the period	-	-	-	-	(260,374)	(260,374)
Foreign currency translation adjustments	-	-	-	8,588	-	8,588
Total Comprehensive loss	-	-	-	8,588	(260,374)	(251,786)
Balance, September 30, 1998	5,000	3,265	-	8,588	(260,374)	(248,521)
Net loss for the year	-	-	-	-	(145,219)	(145,219)
Foreign currency translation adjustments	-	-	-	(14,339)	-	(14,339)
Total comprehensive loss	-	-	-	(14,339)	(145,219)	(159,558)
Balance, September 30, 1999	5,000	3,265	-	(5,751)	(405,593)	(408,079)
Common stock redeemed on October 31, 1999	(2,850)	-	-	-	-	-
Adjustment for the issuance of common stock on reverse acquisition	11,997,850	8,735	-	-	(8,735)	-
Adjustment for settlement of debts to former stockholders of Niew Industries Inc. (Note 2)	-	-	412,129	-	8,735	420,864
Adjustment for the stockholders' equity of the Company at the acquisition date (Note 2)	9,700,000	9,700	364	-	-	10,064
	21,700,000	21,700	412,493	(5,751)	(405,593)	22,849
Net loss for the year	-	-	-	-	(240,748)	(240,748)
Foreign currency translation loss	-	-	-	(4,176)	-	(4,176)
Total comprehensive loss	-	-	-	(4,176)	(240,748)	(244,924)
Balance, September 30, 2000	21,700,000	21,700	412,493	(9,927)	(646,341)	(222,075)
Net loss for the period	-	-	-	-	(111,911)	(111,911)
Foreign currency translation gain	-	-	-	15,230	-	15,230
	-	-	-	15,230	(111,911)	(96,681)
Balance, September 30, 2001	21,700,000	$21,700	$412,493	$5,303	$(758,252)	$(318,756)
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Amounts expressed in US dollars)

	Years ended September 30	Period from January 15 1997 (incorporation) to September 30
	2001	2000	2001
			(cumulative)
Cash provided by (used in)
Operating activities
Net loss for the period	$(111,911)	$(240,748)	$(758,252)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,724	2,337	7,101
Write-off of license and related payables	22,799	-	22,799
Decrease (increase) in assets
Receivables	91	97,846	(299)
Prepaid expenses	3,681	733	(720)
Increase in liabilities
Accounts payable and accrued liabilities	31,564	19,543	70,986
	(52,052)	(120,289)	(658,385)
Financing activities
Bank overdraft	2,574	-	2,574
Loan payable to related party	-	(1,979)	32,095
Advances from stockholders and directors	48,904	199,402	715,663
Repayments to stockholders and directors	-	(70,416)	(70,416)
	51,478	127,007	679,916
Investing activities
Cash acquired on recapitalization	-	10,064	10,064
Purchase of property and equipment	-	(1,454)	(13,544)
Purchase of license	-	(19,639)	(19,639)
	-	(11,029)	(23,119)
Decrease in cash	(574)	(4,311)	(1,588)
Effect of foreign exchange on cash	(152)	4,226	1,588
Cash, beginning of period	726	811	-
Cash, end of period	$-	$726	$-
Supplementary Information:
Interest and taxes paid	$-	$-
Non-cash investing and financing activities
Shares of Niew Industries Inc. and loans payable to stockholders of Niew Industries Inc. acquired for consideration totaling 12 million shares of common stock	$-	$420,864
Licenses acquired by issuance of accounts payable	$-	$31,037
Settlement of accounts payable on termination of the license	$26,057	-
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Summary of Significant Accounting Policies
September 30, 2001 and 2000
Basis of Consolidation

These consolidated financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Niew Industries Inc. All intercompany transactions and balances are eliminated on consolidation.

In accordance with provisions governing the accounting for reverse acquisitions (or recapitalizations), the cumulative figures for periods prior to the acquisition are those of Niew Industries Inc.
Property and Equipment	Property and equipment are recorded at cost and are depreciated over their estimated useful lives as follows:
	Office equipment	- 20% declining-balance basis
	Machinery and equipment	- 20% declining-balance basis
	Automotive equipment	- 30% declining-balance basis
Foreign Currency Translation

As a Canadian company operating solely in Canada, the Company's functional currency is the Canadian dollar. These consolidated financial statements have been translated into United States dollars for consistency with other registrants of the Securities and Exchange Commission ("SEC") in the United States. As a result, the assets and liabilities have been translated at the exchange rate in effect at the year end date while expenses are translated at the average exchange rate for the year. Gains or losses on translation are deferred as a separate component of capital deficit.

Research and Development

Expenditures on research and development are charged to expense when incurred. Research and development costs consist of the cost of materials and services consumed, salaries and wages of personnel directly engaged in research and development and the cost of patent applications.

Use of Estimates

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

Global Innovative Systems Inc. (A Development Stage Company) Summary of Significant Accounting Policies
September 30, 2001 and 2000
Income Taxes

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Capital Deficit. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and license in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash (bank overdraft), receivables, accounts payable and accrued liabilities at September 30, 2001 and 2000 approximates their fair values due to the short-term nature of these financial instruments.

The fair value of loans payable to stockholders and directors and a related party were not practicable to determine.
Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2001 and 2000.

Global Innovative Systems Inc. (A Development Stage Company) Summary of Significant Accounting Policies
September 30, 2001 and 2000
New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on October 1, 2000 did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

Global Innovative Systems Inc. (A Development Stage Company) Summary of Significant Accounting Policies
September 30, 2001 and 2000
New Accounting Pronouncements - Continued

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company will adopt these standards effective for its fiscal year commencing October 1, 2001. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. Future acquisitions (including those discussed in Note 8(a)) are required to adhere to these new standards.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Reclassification	Certain comparative amounts have been reclassified to conform with the current year's financial statement presentation.
Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Amounts expressed in US dollars)
September 30, 2001 and 2000
1.	Basis of Presentation and Ability to Continue Operations

The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries Inc. ("Niew"). The transaction resulted in Niew becoming a wholly-owned subsidiary of the Company. Since the stockholders of Niew controlled 55% of the combined entity after the merger and the business of Niew presents the only operations of the new entity, the transaction was recorded as a recapitalization of Niew. As such, the historical financial information of the Company is that of Niew.

Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. To date, this has been Niew's only business activity.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has accumulated operating losses of approximately $760,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,550,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Effective as of the closing date, the transaction was accounted for as a recapitalization of Niew. Following the accounting method for a recapitalization, consolidated financial statements subsequent to closing of the acquisition are presented as a continuation of Niew. The operations of the Company are consolidated with those of Niew from the date of the acquisition.

The net assets of the Company at the date of acquisition consisted of $10,064 of cash remaining on its initial capitalization. No goodwill was recorded on the transaction.

Since the Company was inactive until the acquisition of Niew, pro-forma information reflecting the acquisition had it occurred at the beginning of the earliest period presented would not yield results different from the net loss and loss per share presented on the Consolidated Statement of Operations

Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Amounts expressed in US dollars)
September 30, 2001 and 2000
3.	Property and Equipment
		2001			2000
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	Office equipment	$251	$136	$115	$269	$114	$155
	Machinery and equipment	9,170	4,481	4,689	9,832	3,548	6,284
	Automotive equipment	3,231	2,123	1,108	3,464	1,767	1,697
		$12,652	$6,740	$5,912	$13,565	$5,429	$8,136

4.	License

By agreement dated November 8, 1999, the Company purchased a license entitling it to manufacture a component known as a "Portable Overhead Bin". This component was to be used as part of the twin rotating asphalt mixing system that is being developed by the Company or to be manufactured and sold as a separate product. The agreement required the Company to pay C$75,000 ($50,676). C$35,000 (approximately $19,000) was paid. In addition, the Company was required to pay a royalty based on the number of units manufactured in a calendar year. The minimum royalty was C$10,000 (approximately $6,500) for calendar 2000 and C$20,000 (approximately $13,000) for 2001 and thereafter.

Effective September 1, 2001, the original licensing agreement was terminated. As a result, the licensor and the Company were released from all further obligations under the original agreement. As part of the termination agreement, the Company agreed to pay to the licensor the outstanding 2000 calendar royalty amount of C$10,000 (approximately $6,500, accrued in these financial statements) on or before December 31, 2002. Accordingly, the net book value of the license (less the amount still owing to the licensor) of $22,799 (C$35,000) was written off during the year ended September 30, 2001.

5.	Loan Payable to Related Party

In a prior period, the Company borrowed C$47,500 ($30,092) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8% per annum. Interest of $2,475 (2000 - $2,291) was accrued during the year.

Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Amounts expressed in US dollars)
September 30, 2001 and 2000
6.	Advances from Stockholders and Directors
	The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:
		2001	2000
	Cash advances to the Company	$272,060	$245,469
	Repayments	(70,416)	(70,416)
	Reimbursable expenses	18,177	8,797
		$219,821	$183,850

7.	Research and Development
	The Company is developing a twin rotating asphalt mixing system. Costs incurred consist of the following:
		2001	2000
	Materials and supplies	$258	$4,244
	Salaries and benefits	3,174	66,593
	Patent applications	1,913	9,497
		$5,345	$80,334

8.	Commitments
	a)

On October 2, 2001, the Company entered into two acquisition agreements to acquire the rights to intellectual property and technology to equipment designed to provide non-invasive symptomatic relief to people with multiple sclerosis or migraine headaches. In the first agreement, the Company has agreed to acquire all the issued and outstanding shares of Energy Medicine Developments Corp. (a company incorporated under the laws of Delaware) in exchange for 18 million shares of the Company's common stock. In a second agreement, the Company has entered into an agreement (subject to renegotiation) to acquire all the issued and outstanding shares of Energy Medicine Developments (North America) Inc. (a company incorporated under the laws of British Columbia) in exchange for a cash payment of $300,000.

Subsequent to September 30, 2001, the Company issued 15,206,509 shares of common stock in connection with the first acquisition. To date, all conditions of closing have not yet been completed and some consideration for the purchases remains to be paid. The acquisitions will be accounted for in accordance with SFAS No.141, "Business Combinations" in the period the transactions close.

Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Amounts expressed in US dollars)
September 30, 2001 and 2000
8.	Commitments - Continued

The Company entered into a separate agreement whereby it will pay a royalty to the vendors at a rate of 7% of gross revenue from the first 50,000 medical devices sold each year and 5% thereafter on gross revenue from medical device sales in excess of 50,000 per year. A 10% royalty will apply for other products sold by the Company.

	b)

During the year ended September 30, 2000 the Company advanced $45,376 in anticipation of the acquisition of a business. The directors reassessed the proposed acquisition and chose to abandon it. As a result, the advances were written off.

		At the date of the advances, the company to which the funds were advanced and the Company had one common director.
9.	Income Taxes
	The Company has Canadian and US operating losses of approximately $306,000 carried forward and available to reduce taxable income of future years expiring as follows:
		2004	$21,000
		2005	55,000
		2007	73,000
		2008	80,000
		2020	53,000
		2021	24,000
			$306,000

The Company has undeducted expenditures for Canadian tax purposes of $363,166 (2000 - $363,166) available to be carried forward indefinitely to reduce taxable income of future years. Additionally, the Company has allowable capital losses of $21,159 (2000 - $21,159) available to be carried forward to reduce taxable capital gains of future years.

	The tax effect of temporary differences for Canadian and US tax purposes that give rise to the Company's deferred tax assets (liabilities) are as follows:
				2001	2000
	Net operating losses			$128,023	$84,774
	Undeducted expenses			159,068	172,851
	Property and equipment			2,402	2,470
	Patents			10,775	10,776
	Allowable capital losses			9,441	10,295
	Valuation allowance			(309,709)	(281,166)
				$-	$-
Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Amounts expressed in US dollars)
September 30, 2001 and 2000
9.	Income Taxes - Continued
	The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
		2001	2000
	Provision (benefit) at US federal statutory rate	$(38,049)	$(81,854)
	Effect of taxation in Canada	(8,197)	(19,632)
	Foreign exchange	16,677	(9,878)
	Reduction due to non deductible portion of loss on
	terminated business acquisition	-	15,428
	Other	1,026	(1,755)
	Increase in valuation allowance	28,543	97,691
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 19, 2001, Hedden Chong resigned from its position as our independent auditors, and on that same day, BDO Dunwoody LLP was appointed as our new independent accountant. The change of accountant was reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2001, and amended October 30, 2001 and January 3, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at the date of this annual report, our officers and directors, their ages, positions held and duration of positions held are as follows:

Name	Age	Position with the Company	Date Position First Held
Helge Freudentheil	52	President	January 31, 2000
Ken Bergestad	49	Vice President and Director	January 31, 2000
Walter R. Niemi	57	Secretary, Treasurer and Director	January 31, 2000
Robert W. Stark	51	Vice President	January 31, 2000
Fraser Lawrie	49	Director	October 4, 2001
Robert Fletcher	53	Director	October 4, 2001
Lloyd Olson	40	Treasurer (Niew Industries Inc.)	January 15, 1997

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and significant employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Helge Freudentheil, President

Mr. Freudentheil has been our President since January 31, 2000. For 10 years prior to joining our company, and continuing to the present, Mr. Freudentheil has been the Owner-Manager of P.G. Machine Works, a general machinery, welding, fabricating and manufacturing business in Prince George, British Columbia. While at P.G. Machine Works, Mr. Freudentheil built specialty parts for Rolls Royce turbines, Nuvo Pinione pumps for Westcoast Energy, Inc. and built custom parts for BC Hydro transformer equipment. Mr. Freudentheil spends approximately 90% of his efforts working with P.G. Machine Works and the remaining 10% working with our company. He has served as the Lecturer in Charge for Harare Polytechnic in Harare, Zimbabwe, lecturing in applied workshop technology, production of machine tools and processes. He received a Zimbabwe National Diploma in Mechanical Engineering. Mr. Freudentheil holds a Provincial Trade Certificate as a Machinist, and an Inter-Provincial Trade Certificate as a Machinist.

Ken Bergestad, Vice-President and Director

Mr. Bergestad is one of our directors and has been our Vice President since January 31, 2000. From 1997 to present, Mr. Bergestad has been the Secretary of Niew Industries Inc., our wholly owned subsidiary. Mr. Bergestad was instrumental in raising the start-up capital for Niew Industries and took on the job as bookkeeper as well as day-to-day administrative duties of the company. Mr. Bergestad has also been involved in the paving industry for over twenty years. He worked as a grade foreman for Pittman Asphalt between 1994 and 1997. Mr. Bergestad has been a member of the Operating Engineers Union since 1979, and is a classified grade foreman, and equipment operator. Mr. Bergestad attained a Bachelor of Arts degree in Psychology from the University of Victoria.

Walter R. Niemi, Secretary, Treasurer and Director

Mr. Niemi is one of our directors and has been our Secretary and Treasurer since January 31, 2000. Mr. Niemi is also the President of Niew Industries since January, 1997. Mr. Niemi has extensive experience in the paving industry. For the five years prior to joining Niew Industries, Mr. Niemi worked as a mechanic and plant operator for Quesnel Paving. He joined the Operating Engineers Union in 1970 and is classified as a heavy duty mechanic, welder, and asphalt plant operator. At Quesnel Paving, Mr. Niemi's duties consisted of operating, maintaining, repairing, moving and overseeing the operation of asphalt equipment. Mr. Niemi began designing a different method of mixing asphalt in the mid 1980's. The drawings of the double tapered mixing drum system were completed by the beginning of 1997.

Robert W. Stark, Vice President

Mr. Stark has been a Vice-President since January 31, 2000. Since 1988, Mr. Stark has been self-employed with Krats Drilling. He spends approximately 90% of his time working with Krats Drilling and the remaining 10% working with our company. Mr. Stark has been employed for over thirty years as a driller, blaster and driver in British Columbia and the Yukon. Mr. Stark has extensive experience and certification in areas including, but not limited to, BC Ministry of Energy Mines and Petroleum Services blasting certification, Mine Rescue Certification, Transportation of Dangerous Goods Certification, and WCB Occupational First-Aid Level 1.

Fraser Lawrie, Director

Mr. Lawrie has been a director of our company since October 4, 2001. Since 1994, Mr. Lawrie has been President of Energy Medicine Developments (North America) Inc., and has acted as Treatment Consultant in the clinical trials of the Enermed Therapy, and has co-authored a number of journal articles. He has been co-ordinating Energy Medicine's efforts to obtain regulatory approval to market the Enermed Therapy in the United States. He is a trained Enermed Technician and provides the Enermed Therapy to patients and subjects. Mr. Lawrie is also an officer with Energy Medicine Developments Inc.

Robert Fletcher, Director

Mr. Fletcher has been a director of our company since October 4, 2001. Since 1994 Mr. Fletcher has been Vice President of Energy Medicine Developments (North America) Inc. with primary responsibility for ongoing daily operations. He is a trained Enermed Technician and provides the Enermed Therapy to patients visiting the Canadian treatment centres. He is also a director and officer of Energy Medicine Developments Inc.

Lloyd Olson (Treasurer Niew Industries, Inc.)

Mr. Olson has worked with Niew Industries since 1997 and has held the position of Treasurer since its inception. Mr. Olson was an electrical apprentice for Service Electric, Quesnel, BC between 1986 and 1990. His apprenticeship was served mainly in an industrial environment (sawmills and pulpmills). During this period, he developed a programmable logic controller program for the logging industry to automatically measure and cut logs to length in the bush. From 1991 to 1998, he worked as a serviceman for Service Electric in Quesnel. His duties ranged from residential to commercial work as well as Industrial instrumentation and programmable logic controller programming. During this period, he developed a program to monitor and run the city of Quesnel's water system via computer over the telephone line.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended September 30, 2001, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended September 30, 2001, 2000 and 1999. For the year ended September 30, 2001, we did not pay any salaries or bonuses to any of our executive officers and for the year ended September 30, 2000 we paid the following compensation to our executive officers:

Name and Principal Position	Salary Paid
Lloyd Olson, Treasurer of Niew Industries	CDN$30,000 (approximately $20,000)
Ken Bergestad, Vice President	CDN$30,000 (approximately $20,000)
Walter Niemi, Secretary and Treasurer	CDN$60,000 (approximately $40,000)

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

We do not have management agreements or employment contracts with any of our directors or executive officers. However, upon completion of the acquisition of Energy Medicine Developments Corp. we will be entering into consulting agreements with the management of Energy Medicine Developments Corp.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2001 to our executive officers and directors. There were no stock options outstanding as at December 31, 2001.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors' Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings and accrued director's fees of $24,000 to our directors for services rendered as directors in the year ended September 30, 2001. We accrued directors' fees of $18,000 to our directors for services rendered as directors in the year ended September 30, 2000. Effective January 1, 2000, we have agreed to pay our directors an annual fee of $6,000 (or $500 per month) for services rendered as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at December 31, 2001, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Lloyd Olson(2) RR 8, Box 13 Bjornson Site Quesnel, BC Canada V2J 5E6	2,400,000	6.5%
Walter Niemi (Secretary, Treasurer and director) 105 - 2379 Red Bluff Road Quesnel, BC Canada V2J 6B9	7,200,000	19.5%
Ken Bergestad (Vice President and director) 5975 Selkirk Crescent Prince George, BC Canada V2N 2G9	2,400,000	6.5%
Robert W. Stark (Vice President) 2332 Northwood Pulp Road Prince George, BC Canada V2A 1K2	Nil	Nil
Helge Freudentheil (President and CEO) 23425 Fyfe Road Prince George, BC Canada V2N 6H7	Nil	Nil
Fraser Lawrie (director) #104 - 630 Columbia Street New Westminster, BC Canada V3M 1A5	6,371,247	17.3%
Robert Fletcher (director) #104 - 630 Columbia Street New Westminster, BC Canada V3M 1A5	6,371,247	17.3%
Cede & Co. P.O. Box 20 Bowling Green Stn. New York, NY 10274	4,526,200	12.3%
Martha Lappin 10841 Split Oak Lane Burke, VA 22015	2,462,155	6.7%
Directors and Executive Officers as a Group	24,742,494	67.0%

(1) Based on 36,906,509 shares of common stock issued and outstanding as of December 31, 2001. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Mr. Olson is an employee of our company, but not an officer or a director of our company, nor is he related to any person in management. Mr. Olson is the Treasurer of Niew Industries Inc., our wholly-owned subsidiary.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

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

Three directors and officers of our company, Ken Bergestad, Walter Niemi and Lloyd Olson, have advanced as a loan to our company an aggregate of $48,904 for the year ended September 30, 2001 and $199,402 (before repayment) for the year ended September 30, 2000. Total advances from these individuals outstanding as at September 30, 2001 was $219,821. The advances are unsecured, do not bear interest and have no specific terms of repayment.

On October 2, 2001, our company entered into an Acquisition Agreement with Energy Medicine Developments Corp., pursuant to which our company agreed to acquire from Energy Medicine Developments Corp. 100% of its issued and outstanding shares in exchange for 18,000,000 shares in our capital. At the date of the Acquisition Agreement, Fraser Lawrie was the President of Energy Medicine and Robert Fletcher was Energy Medicine's Vice President and Treasurer,. In addition, both Mr. Lawrie and Mr. Fletcher were shareholders of Energy Medicine. Following the execution of the Acquisition Agreement, on October 4, 2001, Mr. Lawrie and Mr. Fletcher became directors of our company. On November 15, 2001, each of Mr. Lawrie and Mr. Fletcher were issued 6,371,247 shares in the capital of our company in advance for consideration of their shares of Energy Medicine Developments Corp. In addition, one of the beneficial shareholders of greater than 5% of our issued and outstanding shares, Martha Lappin was issued 2,462,155 shares in the capital of our company on November 15, 2001 in advance for consideration of her shares of Energy Medicine Developments Corp., is the sole director and the Secretary of Energy Medicine Developments Corp.

On October 4, 2001, our company entered into a Royalty Agreement with Energy Medicine Developments Inc. At the date of executing this agreement, Robert Fletcher was a director and officer and Fraser Lawrie was an officer of Energy Medicine Developments Inc. in addition to being directors of our company.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

On October 23, 2001 (as amended on October 30, 2001 and January 3, 2002), we filed a Form 8-K Current Report, advising of a change in auditor from Heddon Chong to BDO Dunwoody LLP

Financial Statements

Audited Financial Statements by:

Independent Auditors' Report on fiscal 2001, dated January 2, 2002, of BDO Dunwoody LLP

Independent Auditors' Report on fiscal 2000, dated December 15, 2000, of Hedden Chong, Chartered Accountants.

Consolidated Balance Sheets at September 30, 2001 and 2000.

Consolidated Statements of Operations for the years ended September 30, 2001 and 2000 and for the period from January 15, 1997 (incorporation) to September 30, 2001.

Consolidated Statements of Changes in Capital Deficit for the period from January 15, 1997 (incorporation) to September 30, 2001.

Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000 and for the period from January 15, 1997 (incorporation) to September 30, 2001.

Summary of Significant Accounting Policies.

Notes to the Consolidated Financial Statements.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

**The following exhibits are incorporated by reference from our Form 10-SB Registration Statement, originally filed on April 11, 2000

3.1 Charter

3.2 Articles of Incorporation

3.3 Bylaws

(10) Material Contracts

10.1 Amending Agreement between Ian Westwood and Global Innovative Systems Inc., dated November 22, 2000 (incorporated by reference from our Form 10-KSB Annual Report filed on January 16, 2001)

10.2 Acquisition Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Corp., dated October 2, 2001

10.3 Royalty Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Inc., dated October 4, 2001

10.4 License Termination Agreement between Ian Westwood and Niew Industries Inc., dated September 1, 2001

(21) Subsidiary

Niew Industries Inc. (100% wholly owned subsidiary)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS INC.

By: /s/ Helge Freudentheil
Helge Freudentheil, President and CEO
Date: January 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Helge Freudentheil
Helge Freudentheil, President and CEO
Date: January 15, 2002

By: /s/ Ken Bergestad
Ken Bergestad, Vice President and Director
Date: January 15, 2002

By: /s/ Walter Niemi
Walter Niemi, Secretary, Treasurer and Director
Date: January 15, 2002

By: /s/ Fraser Lawrie
Fraser Lawrie, Director
Date: January 15, 2002

By: /s/ Robert Fletcher
Robert Fletcher, Director
Date: January 15, 2002