Form 10QSB
period 2001-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2002-02-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2001

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

36,906,509 common shares issued and outstanding as at February 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Global Innovative Systems, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2001 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Prince George, British Columbia
Date: February 14, 2002

/s/ Ken Bergestad
Director of Global Innovative Systems, Inc.
Global Innovative Systems Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the three-month periods ended
December 31, 2001 and 2000
(Unaudited - Amounts expressed in US dollars)
Contents
Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Capital Deficit
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Balance Sheets (Amounts Expressed in US dollars)

	December 31 2001	September 30 2001
	(Unaudited)
Assets
Current
Receivables	$814	$299
Prepaid expenses	-	720
Total current assets	814	1,019
Property and equipment	5,540	5,912
Total Assets	$6,354	$6,931
Liabilities and Capital Deficit
Liabilities
Current
Bank overdraft	$2,562	$2,574
Accounts payable	58,351	54,085
Accrued liabilities	23,645	19,115
Loan payable to related party (Note 4)	29,822	30,092
Advances from stockholders and directors (Note 5)	232,446	219,821
Total current liabilities	346,826	325,687
Capital Deficit
Share Capital (Note 6)
Authorized
200,000,000 common shares par value $0.001
Issued
36,906,509 (September 30, 2001 - 21,700,000) common shares	36,907	21,700
Additional paid-in capital	397,286	412,493
Accumulated other comprehensive income - foreign currency translation gain	7,923	5,303
Deficit accumulated in the development stage	(782,588)	(758,252)
Total capital deficit	(340,472)	(318,756)
Total Liabilities and Capital Deficit	$6,354	$6,931
The accompanying notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Statements of Operations (Unaudited - Amounts expressed in US dollars)

	Three months ended December 31	Period from January 15 1997 (incorporation) to December 31
	2001	2000	2001
			(cumulative)
Expenses
Accounting, audit and legal	$11,091	$4,411	$96,152
Automotive	908	1,252	24,855
Bank charges and interest	989	732	11,830
Consulting	-	-	10,064
Depreciation	323	433	7,424
Directors' fees	6,000	6,000	48,000
Insurance, licenses and dues	1,270	1,797	26,952
Loss on terminated proposed acquisition	-	-	45,376
Office and supplies	137	244	5,066
Rent	664	541	16,140
Research and development	1,892	1,578	410,322
Royalties	-	1,639	6,724
Salaries	-	-	20,378
Telephone	621	756	14,294
Travel	441	1,557	20,827
Write-off of license and settlement of related payables	-	-	22,799
Loss before other item	(24,336)	(20,940)	(787,203)
Other Item
Interest income	-	-	4,615
Net loss for the period	$(24,336)	$(20,940)	$(782,588)
Loss per share - basic	$0.001	$0.001
Weighted average common shares outstanding	21,700,000	21,700,000
The accompanying notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Statements of Changes in Capital Deficit (Unaudited Amounts expressed in US dollars)

	Common Shares - Shares	Common Shares - Amount	Additional Paid-in Capital	Accumulated Other Income (loss)	Deficit Accumulated in the Stage	Total Capital Deficit
Initial capitalization of the Company as of January 15, 1997	100	$67	$-	$-	$-	$67
Common stock issued at C$1 April 15, 1998	4,900	3,198	-	-	-	3,198
	5,000	3,265	-	-	-	3,265
Comprehensive loss for the period	-	-	-	8,588	(260,374)	(251,786)
Balance, September 30, 1998	5,000	3,265	-	8,588	(260,374)	(248,521)
Comprehensive loss for the year	-	-	-	(14,339)	(145,219)	(159,558)
Balance, September 30, 1999	5,000	3,265	-	(5,751)	(405,593)	(408,079)
Common stock redeemed on October 31, 1999	(2,850)	-	-	-	-	-
Adjustment for the issuance of common stock on reverse acquisition	11,997,850	8,735	-	-	(8,735)	-
Adjustment for settlement of debts to former stockholders of Niew Industries Inc.	-	-	412,129	-	8,735	420,864
Adjustment for the stockholders' equity of the Company at the acquisition date	9,700,000	9,700	364	-	-	10,064
	21,700,000	21,700	412,493	(5,751)	(405,593)	22,849
Net loss for the year	-	-	-	-	(240,748)	(240,748)
Foreign currency translation loss	-	-	-	(4,176)	-	(4,176)
Total comprehensive loss	-	-	-	(4,176)	(240,748)	(244,924)
Balance, September 30, 2000	21,700,000	21,700	412,493	(9,927)	(646,341)	(222,075)
Net loss for the year	-	-	-	-	(111,911)	(111,911)
Foreign currency translation gain	-	-	-	15,230	-	15,230
	-	-	-	15,230	(111,911)	(96,681)
Balance, September 30, 2001	21,700,000	21,700	412,493	5,303	(758,252)	(318,756)
Shares advanced in contemplation of acquisition (Note 6)	15,206,509	15,207	(15,207)	-	-	-
	36,906,509	36,907	397,286	5,303	(758,252)	(318,756)
Net loss for the period	-	-	-	-	(24,336)	(24,336)
Foreign currency translation gain	-	-	-	2,620	-	2,620
	-	-	-	2,620	(24,336)	(21,716)
Balance, December 31, 2001 (Unaudited)	36,906,509	$36,907	$397,286	$7,923	$(782,588)	$(340,472)
The accompanying notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited - Amounts expressed in US dollars)

	Three month period ended December 31 2001	Three month period ended December 31 2000	Period from January 15 1997 (incorporation) to December 31 2001
			(cumulative)
Cash provided by (used in)
Operating activities
Net loss for the period	$(24,336)	$(20,940)	$(782,588)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	323	433	7,424
Write-off of license and related payables	-	-	22,799
Decrease (increase) in assets
Receivables	(515)	48	(814)
Prepaid expenses	720	2,353	-
Increase in liabilities
Accounts payable and accrued liabilities	8,796	9,984	79,782
	(15,012)	(8,122)	(673,397)
Financing activities
Bank overdraft	(12)	2,936	2,562
Loan payable to related party	-	(418)	32,095
Advances from stockholders and directors	16,629	9,229	732,292
Repayments to stockholders and directors	(1,898)	(2,501)	(72,314)
	14,719	9,246	694,635
Investing activities
Cash acquired on recapitalization	-	-	10,064
Purchase of property and equipment	-	-	(13,544)
Purchase of license	-	-	(19,639)
	-	-	(23,119)
Increase (decrease) in cash	(293)	1,124	(1,881)
Effect of foreign exchange on cash	293	(1,850)	1,881
Cash, beginning of period	-	726	-
Cash, end of period	$-	$-	$-
Supplementary Information:
Interest and taxes paid	$-	$-
Non-cash investing and financing activities
Issuance of common shares in contemplation of acquisition (Note 6)	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.
Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited - Amounts expressed in US dollars)
December 31, 2001 and 2000
1.	Unaudited Financial Statements

The interim financial statements for the three-month periods ended December 31, 2001 and 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information, contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended September 30, 2001 and 2000 and the notes thereto included in the Company's annual report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.
2.	Basis of Presentation and Ability to Continue as a Going Concern

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

Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. To date, this has been Niew's only business activity. In February 2002, the Company completed the acquisition of Energy Medicine Developments Corp., a Delaware company owning the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device". Enermed Therapy treats multiple sclerosis and migraine headaches using extremely low frequency, patient specific, pulsed electromagnetic fields. The Company intends to operate both subsidiaries.

Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited - Amounts expressed in US dollars)
December 31, 2001 and 2000
2.	Basis of Presentation and Ability to Continue as a Going Concern - Continued

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has accumulated operating losses of approximately $783,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,550,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.
3.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company will adopt these standards effective for its fiscal year commencing October 1, 2001. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. The acquisition of Energy Medicine Developments Corp. (Note 6) is required to adhere to these new standards and will be accounted for in the second quarter of the Company's 2002 fiscal year.

Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited - Amounts expressed in US dollars)
December 31, 2001 and 2000
3.	New Accounting Pronouncements - Continued

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

4.	Loan Payable to Related Party

The Company has borrowed $29,822 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. Interest of $601 (2000 - $650) was accrued during the three-month period ended December 31, 2001.

5.	Advances from Stockholders and Directors
	The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:
		December 31 2001	September 30 2000
	Cash advances to the Company	$285,783	$272,060
	Repayments	(72,230)	(70,416)
	Reimbursable expenses	18,893	18,177
		$232,446	$219,821

Global Innovative Systems Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited - Amounts expressed in US dollars)
December 31, 2001 and 2000
6.	Subsequent Event

On October 2, 2001, the Company entered into two acquisition agreements to acquire the rights to intellectual property and technology for equipment designed to provide non-invasive symptomatic relief to people with multiple sclerosis or migraine headaches. In the first agreement, the Company has agreed to acquire all the issued and outstanding shares of Energy Medicine Developments Corp. (a company incorporated under the laws of Delaware) in exchange for 18 million shares of the Company's common stock. In a second agreement, the Company has entered into an agreement (subject to renegotiation) to acquire all the issued and outstanding shares of Energy Medicine Developments (North America) Inc. (a company incorporated under the laws of British Columbia) in exchange for a cash payment of $300,000. The two companies are under common control.

On November 15, 2001, the Company issued 15,206,509 shares of common stock in advance of closing the first acquisition. The common shares issued were recorded at their par value with a corresponding reduction in additional paid-in capital. Upon closing, the acquisition will be recorded at the trading price of the Company's common stock. In February 2002, the acquisition of Energy Medicine Developments Corp. closed with the exchange of 84% of its shares for the Company's common stock. The acquisition of Energy Medicine Developments (North America) Inc. has not yet closed. These acquisitions will be accounted for in accordance with SFAS No.141, "Business Combinations" in the period the transactions close. The only asset of Energy Medicine Developments Corp. is the worldwide marketing and distribution rights to the "Enermed Therapy" and "Enermed Device".

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

Recent Acquisition

As described in our annual report on Form 10-KSB for the year ended September 30, 2001 (filed on January 15, 2002), on October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy Medicine Developments Corp. in exchange for 18,000,000 of our common shares. At the time that our annual report was filed, we had issued 15,206,509 of these 18,000,000 of our common shares as an advance in this transaction but we had not distributed any of these common shares to the shareholders of Energy Medicine Developments Corp. because we did not have agreements detailing the terms of the share exchange directly with each individual shareholder. Energy Medicine Developments Corp. owns the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device as described below.

Also on October 2, 2001, and also as described in our annual report on Form 10-KSB for the year ended September 30, 2001, we entered into a Purchase Agreement with Energy Medicine Developments (North America) Inc., a company incorporated in the province of British Columbia. Pursuant to the terms of the Purchase Agreement, we agreed to purchase 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares for a purchase price of $300,000. As at the date of our quarterly report, the acquisition of 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares had not been completed and all parties had agreed to renegotiate the terms of the acquisition of Energy Medicine Developments (North America) Inc. Energy Medicine Developments (North America) Inc. operates the two treatment centers for the Enermed device and the Enermed Therapy.

Energy Medicine Developments (North America) Inc. is primarily involved in the treatment of multiple sclerosis and migraine headaches using extremely low frequency (ELF), patient specific, pulsed electromagnetic fields. The treatment is identified by the trade name "Enermed Therapy". Energy Medicine Developments (North America) Inc. is also heavily involved in research using this specific Enermed Therapy, and is a leader in the clinical application of pulsed electromagnetic therapies.

Since the execution of the Acquisition Agreement with Energy Medicine Developments Corp. and the Purchase Agreement with Energy Medicine Developments (North America) Inc., we have been engaged in negotiating the terms of one comprehensive Agreement and Plan of Share Exchange with each of the shareholders of each of these companies, which would incorporate and expand upon the terms of the Acquisition Agreement and the Purchase Agreement.

Two of our directors are shareholders and officers of Energy Medicine Developments Corp. and shareholders, directors and officers of Energy Medicine Developments (North America) Inc. At the date we entered into the original agreements to purchase Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc., these directors were dealing at arms' length with our company. They were subsequently appointed in November, 2001. Until the completion of the transactions (as reported on our Form 8-K filed on February 7, 2002), all of the issued and outstanding shares of Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. were owned by the same 22 shareholders.

We have now entered into an Agreement and Plan of Share Exchange with three of the individual shareholders of each of Energy Medicine Developments Corp. and of Energy Medicine Developments (North America) Inc. for the acquisition of their respective interests in both of these companies totalling, in the aggregate, approximately 84% of the issued and outstanding shares of each of these companies. As at the date of this quarterly report, pursuant to these Agreements and Plans of Share Exchange, we have completed the acquisition of these three shareholders' shares of Energy Medicine Developments Corp. and, as a result, we now own approximately 84% of the issued and outstanding shares of Energy Medicine Developments Corp., for which we exchanged an aggregate total of 15,204,649 of our common shares. We have not yet closed the acquisition of any of the shares of Energy Development (North America) Inc.

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

Treatment Delivery

The Enermed device is not an over-the-counter product, nor one that untrained technicians or medical practitioners can deliver. Currently all patients seeking treatment must visit one of two treatment facilities in Canada, either the Vancouver Center, which has been operating since 1995, or the Toronto Center which opened in 1997. These treatment centers also function as service centers for customers who require repairs to or replacement of their Enermed device. Training manuals and quality control procedures based on years of clinical experience and research results will ensure that new technicians are trained to the highest standards.

Plan of Operation

Our primary objective over the 12 months ending December 31, 2002, will be to complete development of Phase I and Phase II of our twin rotating asphalt mixing system (known as the "Trams System") for commercial sale, and to implement a sales and marketing program in connection with the sale of the Trams System. In addition, we will proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy and we anticipate that we will proceed with the acquisition of Energy Medicine Developments (North America) Inc.

As of the date of this quarterly report, Phase I of the Trams System requires further development and testing before it can be commercially released. We have not yet commenced development of Phase II of the Trans System due to a lack of capital resources. In addition to the development and testing work that must be performed on both Phase I and Phase II of the Trams System, a sales and marketing campaign must be implemented. As at the date of this quarterly report, because we have recently focussed our attention on the acquisition of Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc., we have not returned our focus to the further development of Phase I or Phase II of the Trams System.

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

2. general economic conditions, government regulations and increased industry competition;

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

Cash Requirements

Over the twelve month period ending December 31, 2002, we anticipate that we will require $550,000 to fund our operations and our goals in connection with further development of the Trams System. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending December 31, 2002. With respect to the Trams System, we estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses.

We will require a minimum of approximately $1,000,000 over the twelve months ending December 31, 2002 in connection with the recent acquisition of Energy Medicine Developments Corp. and the proposed acquisition of Energy Medicine Developments (North America) Inc. We estimate that approximately $250,000 will be required for management expenses and $750,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy.

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

Product Research and Development

During the quarter ended December 31, 2001, we expended $1,892 on research and development on the Trams System. During the quarter ended December 31, 2000, we expended $1,578 on research and development of the Trams System. If sufficient capital is available, we will continue to expend time in the next 12 months on research and development activities on the Trams System, which will include:

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

Upon completion of the acquisition of Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc., we may be required to incur significant monies on Energy Medicine's product and technologies to make them commercially viable in new markets.

To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2002. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

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

In connection with the acquisition of Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc., we may be required to expend significant monies on the implementation of a sales and marketing program for the Enermed Therapy and Enermed device to develop sales and a brand name for the product.

Employees

Over the twelve months ending December 31, 2002, we anticipate an increase in the number of employees we retain to five (5), in the event that we are able to proceed with the development of Phase II of the Trams System. Following the completion of the acquisition of Energy Medicine Developments Corp., we also expect an increase in the number of employees we retain. Since we will be relying on the technical expertise of Energy Medicine's current management, we will retain Energy Medicine's current management team, who will remain with our company for between five and ten years, depending on the final terms and conditions of the management agreements which are yet to be negotiated and executed. If, however, we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel for Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Risks Related to our Current Business Operations

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company which is involved in (a) the development, manufacture and marketing of a simplified asphalt mixing system that is intended to be compact, environmentally friendly and easy to mobilize and (b) the marketing and sale of the Enermed device and the Enermed Therapy. As a relatively new company, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our formation.

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

Upon completion of the acquisition of Energy Medicine Developments Corp., our ability to successfully market and sell the Enermed device and the Enermed Therapy will depend on our ability to, among other things:

1. continue to provide advice and treatment which is helpful to its users;

2. maintain and expand its customer base for the Enermed device and the Enermed Therapy; and

3. obtain the necessary financing to conduct ongoing research and development and to develop and implement a sales and marketing program.

Given our limited operating history, lack of sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $782,588 for the period from January 15, 1997 (incorporation) to December 31, 2001. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until the Trams System and the Enermed device and Enermed Therapy gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released, and sales of either or both of these products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2001 audited financial statements, which forms part of our annual report on Form 10-KSB. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to December 31, 2001 of $782,588. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We do not have sufficient funds on hand to complete our Phase I development of the Trams System but we believe we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We have predicted that we will require approximately $1,550,000 over the period ending December 31, 2002 in order to accomplish our goals of designing, developing, manufacturing and marketing the Trams System and to maintain and expand the market for the Enermed device and the Enermed Therapy. This is broken down into $1,000,000 for the Enermed device and the Enermed Therapy and $550,000 in connection with the Trams project and general operating expenses. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development of our Trams System and the sales and marketing of the Enermed device and the Enermed Therapy, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR CURRENT PRODUCTS, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our Trams System, the Enermed device and the Enermed Therapy. We expect that the Enermed device and the Enermed Therapy and any similar products we develop will account for a majority, if not all, of our future revenue. Continued and expanded market acceptance of the Enermed device and the Enermed Therapy is, therefore, critical to our future success and to our ability to generate revenues. Failure to achieve market acceptance of the Enermed device and the Enermed Therapy, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the continued market acceptance of the Enermed device and the Enermed Therapy, and on the development, introduction and market acceptance of any future products. There can be no assurance that we will be successful in marketing the Enermed device and the Enermed Therapy or any future products and any failure to do so would significantly harm our business.

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

THE LOSS OF OUR KEY TECHNICAL INDIVIDUALS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the technical expertise of Robert Fletcher and Fraser Lawrie (Enermed) and Walter Niemi (Trams) and our ability to continue to hire and retain such personnel. The loss of any of Robert Fletcher, Fraser Lawrie or Walter Niemi or any of our key officers could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers and we do not have life insurance on any of Robert Fletcher, Fraser Lawrie and Walter Niemi.

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

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

We have not incurred significant advertising, sales and marketing expenses to date. To increase awareness for the Trams System, the Enermed device and the Enermed Therapy, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our, services and products. To date, our experience with respect to marketing our products and services is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of the Trams System, the Enermed device and the Enermed Therapy. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the Trams System, the Enermed device and the Enermed Therapy, or other products and services offered by us.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Shares

On November 13, 2001, we issued an aggregate of 15,204,649 common shares in the capital of our company to three (3) individuals pursuant to the terms of the Acquisition Agreement between our company and Energy Medicine Developments Corp. dated October 2, 2001. Our company had reasonable grounds to believe that the investors were all capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. 12,742,494 of the shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933 and 2,462,155 of the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On October 23, 2001 (amended October 30, 2001 and January 3, 2002), we filed a Form 8-K Current Report announcing the resignation of our independent auditors, Hedden Chong and the appointment of our new independent auditor BDO Dunwoody LLP. Both the resignation of Hedden Chong and the appointment of BDO Dunwoody LLP were effective as of October 19, 2001.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.2 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

(10) Material Contracts

10.1 Acquisition Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Corp., dated October 2, 2001 (incorporated by reference from our Form 10-KSB Annual Report filed on January 15, 2002)

10.2 Royalty Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Inc., dated October 4, 2001 (incorporated by reference from our Form 10-KSB Annual Report filed on January 15, 2002)

10.3 Purchase Agreement between Global Innovative Systems Inc. and Energy Medicine Developments (North America) Inc., dated October 2, 2001 (incorporated by reference from our Form 8-K Current Report filed on February 7, 2002)

10.4 Form of Share Exchange Agreement between Global Innovative Systems Inc., Energy Medicine Developments Corp., Energy Medicine Developments (North America) Inc. and individual shareholders of both Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. (incorporated by reference from our Form 8-K Current Report filed on February 7, 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ Helge Freudentheil
Helge Freudentheil, President
Date: February 14, 2002

By: /s/ Ken Bergestad
Ken Bergestad, Vice President/Director
Date: February 14, 2002

By: /s/ Walter Niemi
Walter Niemi, Secretary/Treasurer/Director
Date: February 14, 2002

By: /s/ Fraser Lawrie
Fraser Lawrie, Director
Date: February 14, 2002

By: /s/ Robert Fletcher
Robert Fletcher, Director
Date: February 14, 2002