Form 10QSB
period 2002-03-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2002-05-15
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to                 .
                               --------------    -----------------

Commission file number       0-30299
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

Suite 104-630 Columbia Street, New Westminster, British Columbia, Canada V3M 1A5
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 522-8618
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,906,509 common shares issued and outstanding as at March 31, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         Part I - FINANCIAL INFORMATION


Item 1.        Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.



DISCLOSURE


To: The Shareholders of Global Innovative Systems, Inc.


It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.


Prince George, British Columbia
Date: May 14, 2002
/s/ Ken Bergestad
Director of Global Innovative Systems, Inc.

                         INDEPENDENT ACCOUNTANT'S REPORT



Global Innovative Systems, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Global Innovative Systems, Inc. (a development stage company) as of March 31, 2002 and September 30, 2001, and the related statements of operations for the three and six months ended March 31, 2002 and 2001, and cash flows for the six month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
May 10, 2002

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  March 31,     September 30,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $             -  $            -
Receivables                                                                358             299
Prepaid expense                                                              -             720
                                                               ---------------  --------------
     Total Current Assets                                                  358           1,019
                                                               ---------------  --------------

Fixed Assets:
Machinery & Equipment                                                   12,652          12,652
Less Accumulated Depreciation                                           (7,380)         (6,740)
                                                               ---------------  --------------
                                                                         5,272           5,912
                                                               ---------------  --------------
     TOTAL ASSETS                                              $         5,630  $        6,931
                                                               ===============  ==============

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                       $        83,982  $       73,200
Bank Overdraft                                                           2,835           2,574
Related Party Loans                                                     29,809          30,092
Shareholder Payables                                                   247,702         219,821
                                                               ---------------  --------------
     Total Current Liabilities                                         364,328         325,687
                                                               ---------------  --------------

     Total Liabilities                                                 364,328         325,687
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value,  200,000,000 shares
   authorized,  36,906,509 and 21,700,000 shares issued and
   outstanding at March 31, 2002 and September 30, 2001.                36,907          21,700
Additional Paid-in Capital                                             397,286         412,493
Currency Translation Adjustment                                          6,840           5,303
Deficit Accumulated During the
  Development Stage                                                   (799,731)       (758,252)
                                                               ---------------  --------------
     Total Stockholders' Equity                                       (358,698)       (318,756)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         5,630  $        6,931
                                                               ===============  ==============


                 See accompanying notes and accountants' report.

                                       GLOBAL INNOVATIVE SYSTEMS, INC.
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  Since
                                                                                               January 15,
                                                                                                   1997
                                For the three months ended       For the six months ended      Inception of
                                        March 31,                        March 31,             Development
                             --------------------------------  -----------------------------
                                  2002             2001            2002            2001           Stage
                             --------------- ----------------  -------------  --------------  --------------
REVENUES                     $             - $              -  $           -  $            -  $            -

EXPENSES
   Research & Development                671            1,409          2,563           2,987         410,993
   General & Administrative           16,472           26,169         38,916          45,531         393,353
                             --------------- ----------------  -------------  --------------  --------------
                                      17,143           27,578         41,479          48,518         804,346
                             --------------- ----------------  -------------  --------------  --------------

Net Loss from Operations             (17,143)         (27,578)       (41,479)        (48,518)       (804,346)
                             --------------- ----------------  -------------  --------------  --------------

Other Income (Expense)
   Interest, Net                           -                -              -               -           4,615
                             --------------- ----------------  -------------  --------------  --------------

NET INCOME (LOSS)            $       (17,143)$        (27,578) $     (41,479) $      (48,518) $     (799,731)
                             =============== ================  =============  ==============  ==============
















                 See accompanying notes and accountants' report.

                                       GLOBAL INNOVATIVE SYSTEMS, INC.
                                       (A Development Stage Company)
                                          STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                  Since
                                                                                               January 15,
                                                                                                   1997
                                                                 For the six months ended      Inception of
                                                                        March 31,              Development
                                                              ------------------------------
                                                                   2002            2001           Stage
                                                              --------------  --------------  --------------
Cash Flows From Operating Activities
   Net income (loss) for the period                           $      (41,479) $      (48,518) $     (799,731)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                   1,537           1,355           7,741
     Depreciation and Amortization                                       640             866           7,380
     Write Down of Assets                                                  -               -          22,799
     Decrease (Increase) in Receivables                                  (59)            223            (358)
     Decrease (Increase) in Prepaid Expense                              720           4,084               -
     Increase in Accounts Payable & Accrued Liabilities               10,782          18,861          81,768
     Increase (Decrease) in Bank Overdraft                               261          (1,742)          2,835
                                                              --------------  --------------  --------------
Net Cash Provided by (Used in) Operating Activities                  (27,598)        (24,871)       (677,566)
                                                              --------------  --------------  --------------

Cash Flows From Investing Activities
   Cash Acquired on Recapitalization                                       -               -          10,064
   Purchase of Property & Equipment                                        -               -         (13,544)
   Purchase of License                                                     -               -         (19,639)
                                                              --------------  --------------  --------------
Net Cash Used by Investing Activities                                      -               -         (23,119)
                                                              --------------  --------------  --------------

Cash Flows From Financing Activities
   Related Party Loans                                                     -               -          32,095
   Advances from Shareholders & Directors                             27,598          24,145         668,590
                                                              --------------  --------------  --------------
Net Cash Provided by (Used in) Financing Activities                   27,598          24,145         700,685
                                                              --------------  --------------  --------------

Increase (Decrease) in Cash                                                -            (726)              -
Cash at beginning of period                                                -             726               -
                                                              --------------  --------------  --------------
Cash at End of Period                                         $            -  $            -  $            -
                                                              ==============  ==============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                            $            -  $            -  $            -
                                                              ==============  ==============  ==============
   Income taxes paid during the period                        $            -  $            -  $            -
                                                              ==============  ==============  ==============

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Shares issued for Niew Industries and Shareholder payables $            -  $            -  $      420,864
   Licenses acuired by issuance of accounts payable           $            -  $            -  $       31,037


                              See accompanying notes and accountants' report.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Global Innovative Systems, Inc. and Subsidiaries ( the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

        The unaudited financial statements as of March 31, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

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

        On February 6, 2002, the Company completed the acquisition of 84% of Energy Medicine Developments Corp., (a Delaware company) owning the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device". Enermed Therapy treats multiple sclerosis and migraine headaches using extremely low frequency, patient specific, pulsed electromagnetic fields. The Company intends to operate both subsidiaries.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

        The consolidated financial statements for March 31, 2002 and September 30, 2001 and the three and six months ended March 31, 2002 and 2001 include the accounts of Global Innovative Systems, Inc. and the following wholly owned subsidiaries:

*       Niew Industries, Inc., a British Columbia corporation (100%)
*       Energy Medicine Developments Corp., a Delaware corporation (84%)

        The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

Business Condition

        These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has accumulated operating losses of approximately $800,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,550,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

        Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                 Asset                        Rate
---------------------------------------  --------------

Machinery & Equipment                         3-5 years

        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

        The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Foreign currency remeasurement/translation

        The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are remeasured at year-end exchange rates. All other assets, liabilities, and stockholders' equity are remeasured at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are remeasured at the average exchange rates in effect during the year, except those related to assets and liabilities, which are remeasured at historical exchange rates. Remeasurement gains and losses are included in income.

        The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year-end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
                                                 (Numerator)    (Denominator)

Basic & Diluted Loss per Share                    For the three months ended March 31, 2001
Loss to common shareholders                    $       (27,578)     21,700,000  $            -
                                               =============== ===============  ==============

Basic & Diluted Loss per Share                    For the three months ended March 31, 2002
Loss to common shareholders                    $       (17,143)     30,823,905  $            -
                                               =============== ===============  ==============

Basic & Diluted Loss per Share                     For the six months ended March 31, 2001
Loss to common shareholders                    $       (48,518)     21,700,000  $            -
                                               =============== ===============  ==============

Basic & Diluted Loss per Share                     For the six months ended March 31, 2002
Loss to common shareholders                    $       (41,479)     26,211,821  $            -
                                               =============== ===============  ==============

        The Company has no outstanding dilutive common stock equivalents for March 31, 2002 and 2001.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

        The Company has borrowed $29,809 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%.

        As at March 31, 2002 and September 30, 2001, shareholder payables include $247,702 ($394,713 Canadian) and $219,821 ($349,925 Canadian) owing to major shareholders and Directors.

Item 2.        Management's Discussion and Analysis or Plan of Operation.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and Global Innovative mean Global Innovative Systems, Inc. and our subsidiaries, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

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

We have now entered into an Agreement and Plan of Share Exchange with three of the individual shareholders of each of Energy Medicine Developments Corp. and of Energy Medicine Developments (North America) Inc. for the acquisition of their respective interests in both of these companies totaling, in the aggregate, approximately 84% of the issued and outstanding shares of each of these companies. As at the date of this quarterly report, pursuant to these Agreements and Plans of Share Exchange, we have completed the acquisition of these three shareholders' shares of Energy Medicine Developments Corp. and, as a result, we now own approximately 84% of the issued and outstanding shares of Energy Medicine Developments Corp., for which we exchanged an aggregate total of 15,204,649 of our common shares. We have not yet closed the acquisition of any of the shares of Energy Development (North America) Inc.

The Enermed Therapy TM

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

Plan of Operation

Our primary objective over the 12 months ending March 31, 2003, will be to complete development of Phase I and Phase II of our twin rotating asphalt mixing system (known as the "Trams System") for commercial sale, and to implement a sales and marketing program in connection with the sale of the Trams System. In addition, we will proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy and we anticipate that we will proceed with the acquisition of Energy Medicine Developments (North America) Inc.

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

Cash Requirements

Over the twelve month period ending March 31, 2003, we anticipate that we will require $550,000 to fund our operations and our goals in connection with further development of the Trams System. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending March 31, 2003. With respect to the Trams System, we estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses.

We will require a minimum of approximately $1,000,000 over the twelve months ending March 31, 2003 in connection with the recent acquisition of Energy Medicine Developments Corp. and the proposed acquisition of Energy Medicine Developments (North America) Inc. We estimate that approximately $250,000 will be required for management expenses and $750,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy.

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

Product Research and Development

During the six months ended March 31, 2002, we expended $2,563 on research and development on the Trams System. During the six months ended March 31, 2001, we expended $2,987 on research and development of the Trams System. If sufficient capital is available, we will continue to expend time in the next 12 months on research and development activities on the Trams System, which will include:

        (a) further improvement of Phase I of the Trams System to make it more efficient and to ensure that it meets government standards for pollution control; and

        (b)    commencement of the development of Phase II of the Trams System.

We estimate that the completion of Phase I will require approximately $30,000, consisting of $6,000 for testing, $14,000 for materials and $10,000 for labor and subcontractors. At the completion of Phase I, we intend to sell our prototype and use the sale proceeds to finance the construction of a second prototype of the Trams System. Phase II of the Trams System will consist of a second trailer which will contain a self-erecting silo and separate storage tanks to carry and store asphalt, diesel fuel and propane fuel. We estimate that the cost of developing and completing the Phase II plant will be $150,000, $84,000 for testing and materials, $16,000 for general corporate and overhead expenses and $50,000 for labour and subcontractors.

As a result of the acquisition of Energy Medicine Developments Corp. and upon completion of the acquisition of Energy Medicine Developments (North America) Inc., we may be required to incur significant monies on Energy Medicine's product and technologies to make them commercially viable in new markets.

To date, we have not raised any monies and accordingly, we have not proceeded with any of our planned operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2003. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

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

Employees

Over the twelve months ending March 31, 2003, we anticipate an increase in the number of employees we retain to five (5), in the event that we are able to proceed with the development of Phase II of the Trams System. Following the completion of the acquisition of Energy Medicine Developments (North America) Inc., we also expect an increase in the number of employees we retain. Since we will be relying on the technical expertise of Energy Medicine's current management, we will retain Energy Medicine's current management team, who will remain with our company for between five and ten years, depending on the final terms and conditions of the management agreements which are yet to be negotiated and executed. If, however, we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel for Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

Upon completion of the acquisition of Energy Medicine Developments (North America) Inc., our ability to successfully market and sell the Enermed device and the Enermed Therapy will depend on our ability to, among other things:

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $799,731 for the period from January 15, 1997 (incorporation) to March 31, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until the Trams System and the Enermed device and Enermed Therapy gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released, and sales of either or both of these products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2001 audited financial statements, which forms part of our annual report on Form 10-KSB. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to March 31, 2002 of $799,731. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We do not have sufficient funds on hand to complete our Phase I development of the Trams System but we believe we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We have predicted that we will require approximately $1,550,000 over the period ending March 31, 2003 in order to accomplish our goals of designing, developing, manufacturing and marketing the Trams System and to maintain and expand the market for the Enermed device and the Enermed Therapy. This is broken down into $1,000,000 for the Enermed device and the Enermed Therapy and $550,000 in connection with the Trams project and general operating expenses. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

On February 18, 2002, Helge Freudentheil resigned as president and was replaced with Fraser Lawrie as President and CEO and Robert Fletcher as COO and CFO. On April 5, 2002 Walter Niemi resigned as Secretary and Treasurer.

Item 6.        Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On February 7, 2002 (amended April 22, 2002), we filed a Form 8-K Current Report announcing the closing of the share exchange agreement with Energy Medicine Developments Corp.

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

GLOBAL INNOVATIVE SYSTEMS, INC.


By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO
Date: May 14, 2002


By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO
Date: May 14, 2002