Form 10QSB
period 2002-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2002-08-13
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                                    -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,906,509 common shares issued and outstanding as at June 30, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         Part I - FINANCIAL INFORMATION


Item 1.        Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.



DISCLOSURE


To: The Shareholders of Global Innovative Systems, Inc.


It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.


Prince George, British Columbia
Date: August 6, 2002
/s/ Ken Bergestad
Director of Global Innovative Systems, Inc.

                         INDEPENDENT ACCOUNTANT'S REPORT



Global Innovative Systems, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Global Innovative Systems, Inc. (a development stage company) as of June 30, 2002 and September 30, 2001, and the related statements of operations for the three and nine months ended June 30, 2002 and 2001, and cash flows for the nine month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 6, 2002

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  June 30,      September 30,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $             -  $            -
Receivables                                                                153             299
Prepaid expense                                                              -             720
                                                               ---------------  --------------
     Total Current Assets                                                  153           1,019
                                                               ---------------  --------------

Fixed Assets:
Machinery & Equipment                                                   12,652          12,652
Less Accumulated Depreciation                                           (7,748)         (6,740)
                                                               ---------------  --------------
                                                                         4,904           5,912
                                                               ---------------  --------------
     TOTAL ASSETS                                              $         5,057  $        6,931
                                                               ===============  ==============

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                       $        91,842  $       73,200
Bank Overdraft                                                           3,140           2,574
Related Party Loans                                                     31,277          30,092
Shareholder Payables                                                   268,019         219,821
                                                               ---------------  --------------
     Total Current Liabilities                                         394,278         325,687
                                                               ---------------  --------------

     Total Liabilities                                                 394,278         325,687
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value,  200,000,000
   shares authorized,  36,906,509 and
   21,700,000 shares issued and
   outstanding at June 30, 2002 and September 30, 2001.                 36,907          21,700
Additional Paid-in Capital                                             397,286         412,493
Currency Translation Adjustment                                         (8,965)          5,303
Deficit Accumulated During the
  Development Stage                                                   (814,449)       (758,252)
                                                               ---------------  --------------
     Total Stockholders' Equity                                       (389,221)       (318,756)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         5,057  $        6,931
                                                               ===============  ==============




                 See accompanying notes and accountants' report.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                  Since
                                                                                               January 15,
                                                                                                   1997
                                For the three months ended       For the nine months ended     Inception of
                                         June 30,                        June 30,              Development
                             --------------------------------  -----------------------------
                                  2002             2001            2002            2001           Stage
                             --------------- ----------------  -------------  --------------  --------------
REVENUES                     $             - $              -  $           -  $            -  $            -

EXPENSES
   Research & Development              2,043            1,535          4,606           4,522         413,036
   General & Administrative           12,675           18,419         51,591          63,950         406,028
                             --------------- ----------------  -------------  --------------  --------------
                                      14,718           19,954         56,197          68,472         819,064
                             --------------- ----------------  -------------  --------------  --------------

Net Loss from Operations             (14,718)         (19,954)       (56,197)        (68,472)       (819,064)
                             --------------- ----------------  -------------  --------------  --------------

Other Income (Expense)
   Interest, Net                           -                -              -               -           4,615
                             --------------- ----------------  -------------  --------------  --------------

NET INCOME (LOSS)            $       (14,718)$        (19,954) $     (56,197) $      (68,472) $     (814,449)
                             =============== ================  =============  ==============  ==============

Loss Per Share               $             - $              -  $           -  $            -
                             =============== ================  =============  ==============















                 See accompanying notes and accountants' report.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                  Since
                                                                                               January 15,
                                                                                                   1997
                                                                For the nine months ended      Inception of
                                                                         June 30,              Development
                                                              ------------------------------
                                                                   2002            2001           Stage
                                                              --------------  --------------  --------------
Cash Flows From Operating Activities
   Net income (loss) for the period                           $      (56,197) $      (68,472) $     (814,449)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Currency Translation Adjustment                                  (2,493)          2,929          11,507
     Depreciation and Amortization                                     1,008           1,287           7,748
     Write Down of Assets                                                  -               -          22,799
     Decrease (Increase) in Receivables                                  146            (471)           (153)
     Decrease (Increase) in Prepaid Expense                              720           2,410               -
     Increase in Accounts Payable & Accrued Liabilities               18,642          20,188          91,842
     Increase (Decrease) in Bank Overdraft                               566           2,716           3,140
                                                              --------------  --------------  --------------
Net Cash Provided by (Used in) Operating Activities                  (37,608)        (39,413)       (677,566)
                                                              --------------  --------------  --------------

Cash Flows From Investing Activities
   Cash Acquired on Recapitalization                                       -               -          10,064
   Purchase of Property & Equipment                                        -               -         (13,544)
   Purchase of License                                                     -               -         (19,639)
                                                              --------------  --------------  --------------
Net Cash Used by Investing Activities                                      -               -         (23,119)
                                                              --------------  --------------  --------------

Cash Flows From Financing Activities
   Related Party Loans                                                     -               -          32,095
   Advances from Shareholders & Directors                             37,608          38,687         668,590
                                                              --------------  --------------  --------------
Net Cash Provided by (Used in) Financing Activities                   37,608          38,687         700,685
                                                              --------------  --------------  --------------

Increase (Decrease) in Cash                                                -            (726)              -
Cash at beginning of period                                                -             726               -
                                                              --------------  --------------  --------------
Cash at End of Period                                         $            -  $            -  $            -
                                                              ==============  ==============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                            $            -  $            -  $            -
                                                              ==============  ==============  ==============
   Income taxes paid during the period                        $            -  $            -  $            -
                                                              ==============  ==============  ==============

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Shares issued for Niew Industries and Shareholder payables $            -  $            -  $      420,864
   Licenses acuired by issuance of accounts payable           $            -  $            -  $       31,037


                 See accompanying notes and accountants' report.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002


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

Interim Financial Statements

        The unaudited financial statements as of June 30, 2002 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

        The consolidated financial statements for June 30, 2002 and September 30, 2001 and the three and nine months ended June 30, 2002 and 2001 include the accounts of Global Innovative Systems, Inc. and the following wholly owned subsidiaries:

*       Niew Industries, Inc., a British Columbia corporation (100%)
*       Energy Medicine Developments Corp., a Delaware corporation (84%)

        The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

Business Condition

        These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has accumulated operating losses of approximately $800,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,550,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                   Income          Shares           Amount
                                                   ------          ------           ------
                                                 (Numerator)    (Denominator)

Basic & Diluted Loss per Share                    For the three months ended June 30, 2001
Loss to common shareholders                    $       (19,954)     21,700,000  $            -
                                               =============== ===============  ==============

Basic & Diluted Loss per Share                    For the three months ended June 30, 2002
Loss to common shareholders                    $       (14,718)     36,906,509  $            -
                                               =============== ===============  ==============

Basic & Diluted Loss per Share                     For the nine months ended June 30, 2001
Loss to common shareholders                    $       (68,472)     21,700,000  $            -
                                               =============== ===============  ==============

Basic & Diluted Loss per Share                     For the nine months ended June 30, 2002
Loss to common shareholders                    $       (56,197)     29,776,717  $            -
                                               =============== ===============  ==============

        The Company has no outstanding dilutive common stock equivalents for June 30, 2002 and 2001.

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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

        The Company has borrowed $31,277 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%.

        As at June 30, 2002 and September 30, 2001, shareholder payables include $268,019 ($407,039 Canadian) and $219,821 ($349,925 Canadian) owing to major shareholders and Directors.

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

Plan of Operation

Our primary objective over the 12 months ending June 30, 2003, will be to complete development of Phase I and Phase II of our twin rotating asphalt mixing system (known as the "Trams System") for commercial sale, and to implement a sales and marketing program in connection with the sale of the Trams System. In addition, we will proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy and we anticipate that we will proceed with the acquisition of Energy Medicine Developments (North America) Inc.

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

Cash Requirements

Over the twelve month period ending June 30, 2003, we anticipate that we will require $550,000 to fund our operations and our goals in connection with further development of the Trams System. The cash requirements of $550,000 are based on our estimates for operational costs for the period ending June 30, 2003. With respect to the Trams System, we estimate that approximately $30,000 will be required for further development of Phase I of the Trams System, $150,000 will be required for development of Phase II of the Trams System, $120,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $70,000 will be required to support an investor relations program. The balance of $180,000 will be required to support general corporate and operating expenses.

We will require a minimum of approximately $1,000,000 over the twelve months ending June 30, 2003 in connection with the recent acquisition of Energy Medicine Developments Corp. and the proposed acquisition of Energy Medicine Developments (North America) Inc. We estimate that approximately $250,000 will be required for management expenses and $750,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy.

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

Product Research and Development

During the nine months ended June 30, 2002, we expended $4,606 on research and development on the Trams System. During the nine months ended June 30, 2001, we expended $4,522 on research and development of the Trams System. If sufficient capital is available, we will continue to expend time in the next 12 months on research and development activities on the Trams System, which will include:

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2003. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

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

Employees

Over the twelve months ending June 30, 2003, we anticipate an increase in the number of employees we retain to five (5), in the event that we are able to proceed with the development of Phase II of the Trams System. Following the completion of the acquisition of Energy Medicine Developments (North America) Inc., we also expect an increase in the number of employees we retain. Since we will be relying on the technical expertise of Energy Medicine's current management, we will retain Energy Medicine's current management team, who will remain with our company for between five and ten years, depending on the final terms and conditions of the management agreements which are yet to be negotiated and executed. If, however, we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel for Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $814,449 for the period from January 15, 1997 (incorporation) to June 30, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until the Trams System and the Enermed device and Enermed Therapy gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, additional Trams System prototypes are developed and commercially released, and sales of either or both of these products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2001 audited financial statements, which forms part of our annual report on Form 10-KSB. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to June 30, 2002 of $814,449. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We do not have sufficient funds on hand to complete our Phase I development of the Trams System but we believe we have access to funds sufficient to complete the development and negotiate the sale of the Phase I Trams System prototype. We have predicted that we will require approximately $1,550,000 over the period ending June 30, 2003 in order to accomplish our goals of designing, developing, manufacturing and marketing the Trams System and to maintain and expand the market for the Enermed device and the Enermed Therapy. This is broken down into $1,000,000 for the Enermed device and the Enermed Therapy and $550,000 in connection with the Trams project and general operating expenses. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

On May 15, 2002 we filed a Form 8-K Current Report announcing the change of accountants from BDO Dunwoody LLP to Robison, Hill & Co. on May 13, 2002.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)     Articles of Incorporation and By-laws

3.1 Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.2     Articles  of   Incorporation   (incorporated   by  reference   from  our
        Registration Statement on Form 10-SB filed on April 11, 2000)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

(10)    Material Contracts

10.1 Acquisition Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Corp., dated October 2, 2001 (incorporated by reference from our Form 10-KSB Annual Report filed on January 15, 2002)

10.2 Royalty Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Inc., dated October 4, 2001 (incorporated by reference from our Form 10-KSB Annual Report filed on January 15, 2002)

10.3    Purchase  Agreement  between Global  Innovative  Systems Inc. and Energy
        Medicine Developments (North America) Inc., dated October 2, 2001 (incorporated by reference from our Form 8-K Current Report filed on February 7, 2002)

10.4 Form of Share Exchange Agreement between Global Innovative Systems Inc., Energy Medicine Developments Corp., Energy Medicine Developments (North America) Inc. and individual shareholders of both Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. (incorporated by reference from our Form 8-K Current Report filed on February 7, 2002)

99.1    CEO Certification

99.2    CFO Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.


By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO
Date: August 12, 2002

By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO
Date: August 12, 2002