Form 10KSB
period 2002-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2003-03-11
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


      For the fiscal year ended                        SEPTEMBER 30, 2002

      Commission file number                           0-30299

                         GLOBAL INNOVATIVE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                       98-0217653
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

SUITE 104-630 COLUMBIA STREET, NEW WESTMINSTER, BRITISH COLUMBIA, CANADA V3M 1A5
                    (Address of principal executive offices)

                            (604) 522-8618 (Issuer's
                                telephone number)


Securities registered Under 12(g) of the Exchange Act
                                                  COMMON STOCK, $0.001 PAR VALUE


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
         No [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:            NONE

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         12,164,015 common shares @ $0.01(1) = 121,640.
         (1)       Average of bid and ask closing prices on February 14, 2003

         As of February 20, 2003, the Company had 36,906,509 common shares issued and outstanding

         Documents Incorporated By Reference:                 NONE

         Transitional Small Business Disclosure Format:     Yes [  ]      No [X]

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

BUSINESS DEVELOPMENT - GENERAL

Global Innovative was incorporated on September 14, 1995, under the laws of the State of Nevada, under the name "Legacy Bodysentials Inc.". On September 25, 1996, we changed our name to "Legacy Minerals Inc.". On May 18, 1998, we changed our name to "Global Commonwealth Inc.". On November 12, 1999, we changed our name to our current name of "Global Innovative Systems Inc."

Our corporate offices are located at Suite 104-630 Columbia Street, New Westminster, BC, Canada V3M 1A5. Our telephone number is (604) 522-8618 and our facsimile number is (604) 522-9896.

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

Niew Industries was incorporated on January 15, 1997, under the Company Act (British Columbia), and was inactive until March 23, 1998, when it began the development of a twin rotating asphalt mixing system("Trams System").

On September 12, 2002, the directors of Niew sold the unfinished trams system prototype to unrelated parties for $63,585 (CDN$ 100,000) with a down payment of $44,509 (CDN$70,000) and a receivable of $18,918 (CDN$30,000) to be paid within 12 months of the agreement. The purchaser is also required to complete and sell the Trams System and pay Niew Industries one half of the net sale proceeds, as defined in the agreement.

Following the sale of the incomplete tram system prototype, we decided to completely dispose of our subsidiary Niew, and focus entirely on developing a sales and marketing program for the Enermed device and the Enermed Therapy through our majority owned subsidiary Energy Medicine Developments Corp., a Delaware corporation. (See "Current Business")

On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $44,142 (CDN$70,000). On January 27, 2003, we closed on the agreement and received a $31,530 (CDN$ 50,000) down payment, with $6,306 (CDN$ 10,000) payable on
February 3, 2003 (received as of the date of this filing) and the remaining $6,306 (CDN$ 10,000) payable on or before September 12, 2003.

CURRENT BUSINESS

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

Also on October 2, 2001, and also as described in our annual report on Form 10-KSB for the year ended September 30, 2001, we entered into a Purchase Agreement with Energy Medicine Developments (North America) Inc., a company incorporated in the province of British Columbia. Pursuant to the terms of the Purchase Agreement, we agreed to purchase 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares for a purchase price of $300,000. As at the date of our annual report, the acquisition of 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares had not been completed and all parties had agreed to renegotiate the terms of the acquisition of Energy Medicine Developments (North America) Inc. Energy Medicine Developments (North America) Inc. operates the two treatment centers for the Enermed device and the Enermed Therapy. Energy Medicine Developments (North America) Inc. is primarily involved in the treatment of multiple sclerosis and migraine headaches using extremely low frequency (ELF), patient specific, pulsed electromagnetic fields. The treatment is identified by the trade name "Enermed Therapy". Energy Medicine Developments (North America) Inc. is also heavily involved in research using this specific Enermed Therapy, and is a leader in the clinical application of pulsed electromagnetic therapies.

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

We have now entered into an Agreement and Plan of Share Exchange with four of the individual shareholders of each of Energy Medicine Developments Corp. and of Energy Medicine Developments (North America) Inc. for the acquisition of their respective interests in both of these companies totaling, in the aggregate, approximately 84% of the issued and outstanding shares of each of these companies. As at the date of this annual report, pursuant to these Agreements and Plans of Share Exchange, we have completed the acquisition of these four shareholders' shares of Energy Medicine Developments Corp. and, as a result, we now own approximately 84% of the issued and outstanding shares of Energy Medicine Developments Corp., for which we exchanged an aggregate total of 15,206,509 of our common shares. We have not yet closed the acquisition of any of the shares of Energy Development (North America) Inc.

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

Pursuant to the terms of a Royalty Agreement, we were granted the right to use, distribute, market and sell the Enermed device, and any other derivative or related product developed by either our company or by another company Energy Medicine Developments Inc., a company incorporated in the province of British Columbia. Energy Medicine Developments, Inc. is currently owned 50% by Fraser Lawrie, our President & CEO and 50% by Robert Fletcher, our CFO & COO. We will pay Energy Medicine Developments Inc. the following royalties during each of our fiscal years, in perpetuity:

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

As of the date of this annual report, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

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

Risks Related to our Current Business Operations

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company which is involved in the marketing and sale of the Enermed device and the Enermed Therapy. As a relatively new company, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our formation.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $969,901 for the period from January 15, 1997 (incorporation) to September 30, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until the Enermed device and Enermed Therapy gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and sales of these products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2002 audited financial statements, which forms part of our annual report on Form 10-KSB. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to September 30, 2002 of $969,901. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We have predicted that we will require approximately $1,000,000 over the period ending September 30, 2003 in order to accomplish our goals to maintain and expand the market for the Enermed device and the Enermed Therapy. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

         1. incur delays and additional expenses as a result of technology failure;

         2.  are unable to create a substantial market for our Products; or

         3.  incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to maintain and expand the market for the Enermed device and the Enermed Therapy. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to our company. The issuance of additional equity securities by our company would result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the sales and marketing of the Enermed device and the Enermed Therapy, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

THE LOSS OF OUR KEY TECHNICAL INDIVIDUALS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the technical expertise of Robert Fletcher and Fraser Lawrie (Enermed) and our ability to continue to hire and retain such personnel. The loss of any of Robert Fletcher or Fraser Lawrie could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers and we do not have life insurance on any of Robert Fletcher or Fraser Lawrie.

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

Stockholders owning a significant percentage of our outstanding voting stock represent the ultimate control over our affairs. Three stockholders currently control approximately 74% of the outstanding shares of our common stock. As a result of this ownership, these stockholders will likely be able to approve any major transactions including the election of directors without the approval of the other shareholders.

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

WE EXPECT FLUCTUATIONS IN OUR ANNUAL OPERATING RESULTS IN THE FUTURE.

We expect to experience significant fluctuations in our future annual operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our annual operating results include but are not limited to:

         1. our ability to attract and retain customers and maintain customer satisfaction;

         2. the announcement or introduction of new services and products by us and by our competitors;

         3.       consumer   acceptance  of  the  Enermed  device,  the  Enermed
                  Therapy, or other systems and products offered by us;

         4. our ability to attract new personnel in a timely and effective manner;


         5.       the  amount  and  timing  of   operating   costs  and  capital
                  expenditures relating to expansion of our business, operations and infrastructure;

         6.       governmental regulation;

         7.       general economic conditions; and

WE WILL HAVE TO EXPEND SUBSTANTIAL FUNDS ON ADVERTISING, SALES AND MARKETING IN THE FUTURE.

We have not incurred significant advertising, sales and marketing expenses to date. To increase awareness for the Enermed device and the Enermed Therapy, we expect to spend significantly more on advertising, sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our, services and products. To date, our experience with respect to marketing our products and services is very limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of the Enermed device and the Enermed Therapy. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the Enermed device and the Enermed Therapy, or other products and services offered by us.

OUR FUTURE REVENUES ARE DEPENDENT ON THE ACCEPTANCE OF THE PRODUCTS AND SERVICES THAT WE OFFER.

Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of the Enermed device and the Enermed Therapy. There can be no assurance that the Enermed device and the Enermed Therapy will become widely accepted or that a sufficiently broad base of consumers will use the Enermed device and the Enermed Therapy.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

Our executive and head offices are located at Suite 104-630 Columbia Street, New Westminster, BC, Canada V3M 1A5. Our telephone number is (604) 522-8618 and our facsimile number is (604) 522-9896. We rent this location for $315 (CDN $ 500) per month on a month to month basis.

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

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this filing our stock has been removed from the Over-the-Counter Bulletin Board ("OTCBB") due to our delinquent filings of this and other reports. Upon filing the required reports, we plan to resubmit to the OTCBB.

Prior to the removal of our shares from the OTCBB, our share were traded with the "GBIS", and the CUSIP number 3793W 104.

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

Our common shares initially began trading on the Over-the-Counter Bulletin Board on April 17, 2001. As such, the following are the high and low sales prices for each quarter (or portion of a quarter, as applicable) since April 17, 2001:


QUARTER ENDED                        HIGH                              LOW

September 30, 2002                  $0.34                             $0.05
June 30, 2002                       $0.35                             $0.09
March 31, 2002                      $0.46                             $0.17
December 31, 2001                   $0.47                             $0.07

September 30, 2001                  $1.34                             $0.20
June 30, 2001                       $1.75                             $0.01

On February 20, 2003, the shareholders' list for our common shares showed 128 registered shareholders and 36,906,509 common shares outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On February 6, 2002, we issued an aggregate of 15,206,509 common shares in the capital of our company to four (4) individuals pursuant to the terms of the Acquisition Agreement between our company and Energy Medicine Developments Corp. dated October 2, 2001. Our company had reasonable grounds to believe that the investors were all capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. 12,742,494 of the shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933 and 2,464,015 of the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

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

As  used in this  annual  report,  the  terms  "we",  "us",  "our",  and  Global
Innovative mean Global Innovative Systems, Inc. and our subsidiaries, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

Plan of Operation

Our primary objective over the 12 months ending September 30, 2003, will be to proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy and we anticipate that we will proceed with the acquisition of Energy Medicine Developments (North America) Inc.

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

We anticipate that we will incur further operating losses in the foreseeable future. We base this expectation in part on the assumption that we will incur substantial operating expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

         1. willingness of external investors to advance capital to us to finance the implementation of a sales and marketing program for the Enermed device and Enermed therapy;

         2.       general  economic  conditions,   government   regulations  and
                  increased industry competition;

         3.       uncertainty with respect to whether our products can:

                  a) comply with regulations in other North American jurisdictions; and

                  b) continue to meet new regulatory requirements as they arise;

         4.       whether   there  will  be  a  market  for  our  products  once
                  development is complete;

         5. whether demand for the products will be adequate to support economically viable production;

         6. whether there will be continued and expanded market acceptance of the Enermed device and the Enermed therapy.

Due to our lack of operating history, there exists substantial doubt about our ability to continue as a going concern, as described in our independent auditors' report on, and the notes to, the consolidated financial statements for the year ended September 30, 2002.

Cash Requirements

Over the twelve month period ending September 30, 2003, we anticipate that we will require a minimum of approximately $1,000,000 in connection with the recent acquisition of Energy Medicine Developments Corp. and the proposed acquisition of Energy Medicine Developments (North America) Inc. We estimate that approximately $250,000 will be required for management expenses and $400,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and $350,000 for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy. In light of our lack of funds, we intend to apply any available funding first towards our onging management expenses, then to the implementation of a sales and marketing program, and finally to our ongoing development.

We do not have sufficient funds on hand to complete the ongoing development of Enermed products. We intend to obtain our future cash requirements through the sale of our equity securities or by obtaining further debt financing. In the event that we are not successful in raising additional financing, we anticipate that we will not be able to sustain our business operations without further short-term financing from our controlling shareholders. Deficiencies in cash will be covered by additional loans and advances by our directors until such time that we can attract equity investors. Should we be unable to attract equity investors, cutbacks and deferrals of the planned implementation of a sales and marketing program of the Enermed device and Enermed Therapy would occur until such funds were otherwise available externally. Alternatively, we may have to consider a joint venture in order to proceed with our plans of operations.

Product Research and Development

During the year ended September 30, 2002, we expended $3,014 on research and development, all of which pertained to discontinued operations and we accrued $120,870 on research and development in connection with our ongoing operations. During the year ended September 30, 2001, we expended $5,345 on research and development, all of which pertained to discontinued operations. If sufficient capital is available, we will continue to expend time and money in the next 12 months on research and development activities on Energy Medicine's product and technologies to make them commercially viable in new markets.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2003. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

Sales and Marketing

We will be required to expend significant monies on the implementation of a sales and marketing program for the Enermed Therapy and Enermed device to develop sales and a brand name for the product.

Employees

Over the twelve months ending September 30, 2003, we expect an increase in the number of employees we retain. If we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel for Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Recently Enacted and Proposed Regulatory Changes

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

ITEM 7.           FINANCIAL STATEMENTS.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                          INDEPENDENT AUDITORS' REPORT



To the Directors and Stockholders of
Global Innovative Systems, Inc.
(A Development Stage Company)

         We have audited the accompanying consolidated balance sheets of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended September 30, 2002 and for the period from January 15, 1997 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Global Innovative Systems Inc. for the period from January 15, 1997 (inception) to September 30, 2001. Such statements are included in the cumulative inception to September 30, 2002 totals on the Statements of Operations and Cash Flows and reflect a net loss of 82% of the related cumulative total. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from January 15, 1997 (incorporation) to September 30, 2001 included in the cumulative totals, is based solely upon the reports of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2002, and the results of its operations and its cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
February 14, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
Global Innovative Systems Inc.
(A Development Stage Company)

We have audited the Consolidated Balance Sheet of Global Innovative Systems Inc. (a development stage company) as at September 30, 2001 and the Consolidated Statements of Operations, Cash Flows and Stockholders' Deficit for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Global Innovative Systems Inc. (a development stage company) as at September 30, 2001 and the related Consolidated Statements of Operations, Cash Flows and Stockholders' Deficit for the year ended September 30, 2001 in conformity with United States generally accepted accounting principles.

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

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
January 2, 2002

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,       September 30,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:                                                              $                -  $                -

Other Assets:
Intangible Assets                                                                        18,000                   -
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $           18,000  $                -
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                     $          241,043  $           13,416
Shareholder Payables                                                                     20,821                   -
Net Liabilities of Discontinued Operations                                              268,747             305,340
                                                                             ------------------  ------------------

     Total Liabilities                                                                  530,611             318,756
                                                                             ------------------  ------------------

     Minority Interest                                                                    2,793                   -
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 200,000,000 shares
   authorized, 36,906,509 and 21,700,000 shares issued and
   outstanding at September 30, 2002 and 2001.                                           36,907              21,700
Additional Paid-in Capital                                                              412,493             412,493
Currency Translation Adjustment                                                           5,097               5,303
Deficit Accumulated During the
  Development Stage                                                                    (969,901)           (758,252)
                                                                             ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                              (515,404)           (318,756)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           18,000  $                -
                                                                             ==================  ==================







         The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    January 15,
                                                                                                        1997
                                                                   For the Year Ended               Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
REVENUES                                                  $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

EXPENSES
   Research & Development                                           120,870                   -             120,870
   General & Administrative                                         117,147              31,128             202,208
                                                          -----------------  ------------------  ------------------
                                                                    238,017              31,128             323,078
                                                          -----------------  ------------------  ------------------

Net Loss from Continuing Operations                                (238,017)            (31,128)           (323,078)
                                                          -----------------  ------------------  ------------------

Minority Interest                                                         -                   -                   -
                                                          -----------------  ------------------  ------------------

Discontinued Operations
   Income (Loss) from Operations of Niew
      Industries, Inc. to be disposed, Net of tax
      Effects of $0                                                  26,368             (80,783)           (646,823)
                                                          -----------------  ------------------  ------------------

NET INCOME (LOSS)                                         $        (211,649) $         (111,911) $         (969,901)
                                                          =================  ==================  ==================

Earnings per Share, Basic & Diluted
   Income from continuing operations                      $         (0.008)  $          (0.001)
   Income (Loss) from discontinued operations                         0.001             (0.004)

Loss Per Share                                            $         (0.007)  $          (0.005)
                                                          =================  ==================

Weighted Average Shares Outstanding                              31,832,154          21,700,000
                                                          =================  ==================






         The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                  Cumulative
                                                                                                                    Since
                                                                                                                 January 15,
                                                                                                                     1997
                                                                                For the Year Ended               Inception of
                                                                                   September 30,                 Development
                                                                       -------------------------------------
                                                                             2002                2001               Stage
                                                                       -----------------  ------------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                    $        (211,649) $         (111,911) $         (969,901)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Net (Income) Loss from Discontinued Operations                              (26,368)             80,783             551,693
     Increase in Accounts Payable & Accrued Liabilities                          227,627                (710)            241,043
                                                                       -----------------  ------------------  ------------------
Net Cash Used in Continuing Activities                                           (10,390)            (31,838)           (177,165)
Net Cash Used in Discontinued Activities                                         (62,630)            (20,214)           (524,696)
                                                                       -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                                            (73,020)            (52,052)           (701,861)
                                                                       -----------------  ------------------  ------------------


Cash Flows From Investing Activities
     Net Cash from Discontinued Activities                                        44,509                   -              21,390
                                                                       -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                             44,509                   -              21,390
                                                                       -----------------  ------------------  ------------------

Cash Flows From Financing Activities
     Net Cash from Discontinued Activities                                         7,896              51,478             656,265
   Advances from Shareholders & Directors                                         20,821                   -              20,821
                                                                       -----------------  ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                               28,717              51,478             677,086
                                                                       -----------------  ------------------  ------------------

Increase (Decrease) in Cash                                                          206                (574)             (3,385)
Effect of foreign exchange on cash                                                  (206)               (152)              3,385
Cash at beginning of period                                                            -                 726                   -
                                                                       -----------------  ------------------  ------------------
Cash at End of Period                                                  $               -  $                -  $                -
                                                                       =================  ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                     $               -  $                -  $                -
                                                                       =================  ==================  ==================
   Income taxes paid during the period                                 $               -  $                -  $                -
                                                                       =================  ==================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:

   Shares issued for Subsidiaries and Shareholder payables             $          18,000  $                -  $          436,071
   Licenses acquired by issuance of accounts payable                   $               -  $                -  $           31,037
   Settlement of accounts payable on termination of license            $               -  $           26,057  $           26,057

         The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                        Additional      Cumulative    During the
                                                  Common Stock            Paid-In      Translation    Development
                                              Shares       Par Value      Capital       Adjustment       Stage          Total
                                           -----------    -----------   -----------    -----------    -----------    -----------
Initial Capitalization, January 15, 1997           100    $        67   $      --      $      --      $      --      $        67
April 15, 1998, Shares issued for cash           4,900          3,198          --             --             --            3,198
                                           -----------    -----------   -----------    -----------    -----------    -----------
                                                 5,000          3,265          --             --             --            3,265
                                           -----------    -----------   -----------    -----------    -----------    -----------

Net Loss                                          --             --            --             --         (260,374)      (260,374)
Currency Translation Adjustment                   --             --            --            8,588           --            8,588
                                           -----------    -----------   -----------    -----------    -----------    -----------
Total Comprehensive Loss                          --             --            --            8,588       (260,374)      (251,786)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 1998                      5,000          3,265          --            8,588       (260,374)      (248,521)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Net Loss                                          --             --            --             --         (145,219)      (145,219)
Currency Translation Adjustment                   --             --            --          (14,339)          --          (14,339)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Total Comprehensive Loss                          --             --            --          (14,339)      (145,219)      (159,558)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 1999                      5,000          3,265          --           (5,751)      (405,593)      (408,079)

October 31, 1999, Common Stock Redeemed         (2,850)          --            --             --             --             --
Adjustment for Reverse Acquisition          21,697,850         18,435       412,493           --             --          430,928
                                           -----------    -----------   -----------    -----------    -----------    -----------
                                            21,700,000         21,700       412,493         (5,751)      (405,593)        22,849
                                           -----------    -----------   -----------    -----------    -----------    -----------

Net Loss                                          --             --            --             --         (240,748)      (240,748)
Currency Translation Adjustment                   --             --            --           (4,176)          --           (4,176)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Total Comprehensive Loss                          --             --          (4,176)      (240,748)      (244,924)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 2000                 21,700,000    $    21,700   $   412,493    $    (9,927)   $  (646,341)   $  (222,075)
                                           ===========    ===========   ===========    ===========    ===========    ===========

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                        Additional      Cumulative    During the
                                                  Common Stock            Paid-In      Translation    Development
                                              Shares       Par Value      Capital       Adjustment       Stage          Total
                                           -----------    -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2000                 21,700,000    $    21,700   $   412,493    $    (9,927)   $  (646,341)   $  (222,075)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Net Loss                                          --             --            --             --         (111,911)      (111,911)
Currency Translation Adjustment                   --             --            --           15,230           --           15,230
                                           -----------    -----------   -----------    -----------    -----------    -----------

Total Comprehensive Loss                          --             --            --           15,230       (111,911)       (96,681)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 2001                 21,700,000         21,700       412,493          5,303       (758,252)      (318,756)

February 6, 2002, Acquire Energy Medicine   15,206,509         15,207          --             --             --           15,207
                                           -----------    -----------   -----------    -----------    -----------    -----------
                                            36,906,509         36,907       412,493          5,303       (758,252)      (303,549)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Net Loss                                          --             --            --             --         (211,649)      (211,649)
Currency Translation Adjustment                   --             --            --             (206)          --             (206)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Total Comprehensive Loss                          --             --            --             (206)      (211,649)      (211,855)
                                           -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 2002                 36,906,509    $    36,907   $   412,493    $     5,097    $  (969,901)   $  (515,404)
                                           ===========    ===========   ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. Subsequent to September 30, 2002, the Company entered into an agreement to sell its wholly owned subsidiary, Niew Industries, Inc. for cash ($70,000 Canadian).

Acquisition

         On February 6, 2002, the Company exchanged 15,206,509 shares in exchange for 84% of Energy Medicine Developments Corp., (a Delaware company) owning the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device". Enermed Therapy treats multiple sclerosis and migraine headaches using extremely low frequency, patient specific, pulsed electromagnetic fields.

         Energy Medicine Developments Corp. is in the development stage with only asset, the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device", and no liabilities. Energy Medicine Developments Corp. was incorporated on March 27, 1997, under the laws of the state of Delaware, and has had no revenues to date, and has generated a net loss of $267 and $200 for the years ended September 30, 2002 and 2001.

Principles of Consolidation

         The consolidated  financial  statements  include the accounts of Global
Innovative   Systems,   Inc.  and  the  following   wholly  and  majority  owned
subsidiaries:

*        Niew Industries, Inc., a British Columbia corporation (100%)
*        Energy Medicine Developments Corp., a Delaware corporation (84%)

         The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has accumulated operating losses of $969,901 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,000,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                     Asset                              Rate
------------------------------------------------  -----------------

Machinery & Equipment                                     3-5 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Depreciation (Continued)

         The Company has adopted the Financial Accounting Standards Board SFAS No. 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long- lived assets and certain identifiable intangibles held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Intangible Assets

         As a part of the purchase of Energy Medicine Developments Corp., during 2002, the Company acquired intangible assets of $18,000 assigned to the worldwide marketing and distributions rights of the "Enermed Therapy" and "Enermed Device". Under SFAS 121, these intangibles are not subject to amortization , but are tested for impairment annually. During 2002, the company determined that, based on estimated future cash flows, the carrying amount of these intangibles does not exceed their fair value and no impairment loss has been recognized for 2002.

Foreign Currency Translation

         The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates. All other assets, liabilities, and stockholders' equity are translated at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are translated at the average exchange rates in effect during the year, except those related to assets and liabilities, which are translated at historical exchange rates. Re-measurement gains and losses are included in income.

         The Company's reporting currency is the U.S. dollar. Balance sheet accounts are translated at year- end exchange rates and revenue and expense accounts are translated at the average exchange rates in effect during the year. Translation gains and losses are included as a separate component of stockholders' equity.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2002 and 2001.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Research and Development

         Expenditures on research and development are charged to expense when incurred. Research and development costs consist of the cost of materials and services consumed, salaries and wages of personnel directly engaged in research and development, accrued consulting fees directly tied to research and development and the cost of patent applications.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Comprehensive Income

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders' Equity. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash (bank overdraft), receivables, accounts payable and accrued liabilities at September 30, 2002 and 2001 approximates their fair values due to the short-term nature of these financial instruments.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

New Accounting Pronouncements (Continued)

goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company has adopted these standards effective for its fiscal year commencing October 1, 2001.

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

         In July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

         In  December  2002,  the FASB  issued  SFAS  No.  148,  Accounting  for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for
Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company has borrowed $31,277 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. As of September 30, 2002, the principal balance has been paid in full and $5,228 ($8,291 Canadian) in accrued interest is due and payable and has been reported as part of the Net Liabilities of Discontinued Operations in the accompanying Balance sheets .

         Directors fees of $24,000 were paid during 2001. Beginning in 2002 the company no longer pays directors fees. As of September 30, 2002, no amounts are due to directors as a result of their services as directors.

         As at September 30, 2002 and 2001, shareholder payables include $20,821 and $0 and Net Liabilities of Discontinued Operations include $227,717 and $219,821 owing to major shareholders and Directors. The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:


                                                  2002               2001
                                          ------------------  -----------------
Cash advances to the Company              $          298,525  $         272,060
Repayments                                           (71,317)           (70,416)
Reimbursable expenses                                 21,330             18,177
                                          ------------------  -----------------

                                          $          248,538  $         219,821
                                          ==================  =================

         The Company is party to consulting agreements between the Company and certain of its officers and shareholders, and a royalty agreement between the Company and a company under common control. (See Note 3- Commitments)

NOTE 3 - COMMITMENTS

         The Company has signed consulting agreements with three companies; Alternative Health Care Research, owned/controlled by the Dr. Martha Lappin, a shareholder of the Company; IHR Integrated Health Research, owned/controlled by Fraser Lawrie, President and CEO of the Company; and CMC Collateral Management Canada Ltd., owned/Controlled by Robert Fletcher, CFO and COO of the Company. Pursuant to the agreements, the Company has agreed to pay a monthly remuneration of $7,900 per agreement for services rendered in connection with the management and oversight of the continued research and clinical trials of "Enermed Therapy" and the "Enermed Device" and management of the day to day business of the Company. The agreements are effective for a period of five years beginning January 1, 2002.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - COMMITMENTS (Continued)

         For the Year ended September 30, 2002, the Company has accrued $213,300 in connection with these agreements. Future obligations under these agreements are as follows:


Year Ended September 30,                  Amount
-----------------------------------  -----------------

         2003                        $         284,400
         2004                                  284,400
         2005                                  284,400
         2006                                  284,400
         2007                                   71,100
                                     -----------------

Total                                $       1,208,700
                                     =================

         Pursuant to the terms of a Royalty Agreement, we were granted the right to use, distribute, market and sell the Enermed device, and any other derivative or related product developed by either our company or by another company Energy Medicine Developments Inc., a company incorporated in the province of British Columbia. Energy Medicine Developments, Inc. is currently owned 50% by Fraser Lawrie, our President & CEO and 50% by Robert Fletcher, our CFO & COO. We will pay Energy Medicine Developments Inc. the following royalties during each of our fiscal years, in perpetuity:

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

As of the September 30, 2002, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

NOTE 4 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $55,700 (2001 - $53,000) that may be offset against future taxable income through 2022, and undeducted expenditures of $213,300 (2001 - $0) available to be carried forward indefinitely to reduce taxable income of future years. Current tax laws limit the amount of loss available

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - INCOME TAXES (Continued)

to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

         The tax effect of temporary differences for Canadian and US tax purposes that give rise to the Company's deferred assets (liabilities) are as follows:


                                                  2002               2001
                                          ------------------  -----------------

Net operating losses                      $           18,938  $          18,020
Undeducted expenses                                   72,522                  -
Valuations allowance                                 (91,460)           (18,020)
                                          ------------------  -----------------

                                          $                -  $               -
                                          ==================  =================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                 2002               2001
                                          ------------------  -----------------

Provision (Benefit) at US Statutory rate  $          (71,961) $         (38,049)
Effect of taxation in Canada                           1,931             (8,197)
Foreign Exchange & Other                              (3,410)            17,703
Increase in Valuation Allowance                       73,440             28,543
                                          ------------------  -----------------

                                          $                -  $               -
                                          ==================  =================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - DISCONTINUED OPERATIONS

         On September 12, 2002, the directors of the Company's wholly owned subsidiary, Niew Industries, Inc. sold the Company's unfinished trams system prototype to unrelated parties for $63,585 (CDN$ 100,000) with a down payment of $44,509 (CDN$70,000) and a receivable of $18,918 (CDN$30,000) to be paid within 12 months of the agreement. The purchaser is also required to complete and sell the trams system and pay Niew Industries, Inc. one half of the net sale proceeds, as defined in the agreement.

         Following the sale of the incomplete tram system prototype, the Company decided to completely dispose of its subsidiary, Niew Industries, Inc., and focus entirely on developing a sales and marketing program for the Enermed device and the Enermed Therapy through its majority owned subsidiary Energy Medicine Developments Corp., a Delaware corporation.

         On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $44,142 ($70,000 Canadian). On January 27, 2003, we closed on the agreement and received a $31,530 ($ 50,000 Canadian) down payment, with $6,306 ($ 10,000 Canadian) payable on February 3, 2003 (received as of the date of this filing) and the remaining $6,306 ($ 10,000 Canadian) payable on or before September 12, 2003.

         The assets and liabilities Niew Industries, Inc., consisted of the following:


                                             September 30,       September 30,
                                                  2002               2001
                                          ------------------  -----------------

Receivables                               $           23,332  $             299
Prepaid expense                                            -                720
Machinery & equipment, net                             4,625              5,912
                                          ------------------  -----------------
       Total assets                       $           27,957  $           6,931

Accounts payable & accrued liabilities    $           65,865  $          59,784
Bank overdraft                                         3,122              2,574
Related party loans                                        -             30,092
Shareholder Payables                                 227,717            219,821
                                          ------------------  -----------------
       Total liabilities                             296,704            312,271
                                          ------------------  -----------------

        Net liabilities to be disposed of $         (268,747) $        (305,340)
                                          ==================  =================

         Net liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 2002. The 2001 balance sheet has been restated to conform with the current year's presentation.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - DISCONTINUED OPERATIONS (Continued)

         Operating results of this discontinued operation for the year ended September 30, 2002 are shown separately in the accompanying consolidated statement of operations. The operating statement for 2001 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended September 30, 2002 and 2001 consist of:


                                                  For the year ended
                                                      September 30,
                                         --------------------------------------
                                                2002                2001
                                         ------------------   -----------------

Revenues                                 $                -   $               -
Expenses                                            (37,217)            (80,783)
Gain on Sale of Assets                               63,585                   -
Net Income (Loss)                                    26,368             (80,783)

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


NAME                         AGE    POSITION WITH             DATE POSITION
                                    THE COMPANY               FIRST HELD

Fraser Lawrie                50     President, CEO            February 18, 2002
Robert Fletcher              54     CFO,COO                   February 18, 2002

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and significant employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Fraser Lawrie, Director

Mr. Lawrie has been a director of our company since October 4, 2001. Since 1994, Mr. Lawrie has a Masters Degree in Health Sciences, has been President of Energy Medicine Developments (North America) Inc., and has acted as Treatment Consultant in the clinical trials of the Enermed Therapy, and has co-authored a number of journal articles. He has been co-ordinating Energy Medicine's efforts to obtain regulatory approval to market the Enermed Therapy in the United States. He is a trained Enermed Technician and provides the Enermed Therapy to patients and subjects. Mr. Lawrie is also an officer with Energy Medicine Developments Inc.

Robert Fletcher, Director

Mr. Fletcher has been a director of our company since October 4, 2001. Mr. Fletcher is a Certified General Accountant. Since 1994 Mr. Fletcher has been Vice President of Energy Medicine Developments (North America) Inc. with primary responsibility for ongoing daily operations. He is a trained Enermed Technician and provides the Enermed Therapy to patients visiting the Canadian treatment centres. He is also a director and officer of Energy Medicine Developments Inc.

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

To the best of our knowledge, during the fiscal year ended September 30, 2002, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10.          EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION OF EXECUTIVE OFFICERS

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended September 30, 2002, 2001 and 2000.

For the years ended September 30, 2002 and 2001, we did not pay any salaries or bonuses to any of our executive officers.

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

Employment/Consulting Agreements

         The Company has signed consulting agreements with three companies; Alternative Health Care Research, owned/controlled by the Dr. Martha Lappin, a shareholder of the Company; IHR Integrated Health Research, owned/controlled by Fraser Lawrie, President and CEO of the Company; and CMC Collateral Management Canada Ltd., owned/Controlled by Robert Fletcher, CFO and COO of the Company. Pursuant to the agreements, the Company has agreed to pay a monthly remuneration of $7,900 per agreement for services rendered in connection with the management and oversight of the continued research and clinical trials of "Enermed Therapy" and the "Enermed Device" and management of the day to day business of the Company. The agreements are effective for a period of five years beginning January 1, 2002. For the Year ended September 30, 2002, the Company has accrued $213,300 in connection with these agreements. Future obligations under these agreements is as follows:


Year Ended September 30,                  Amount
-----------------------------------  -----------------

         2003                        $         284,400
         2004                                  284,400
         2005                                  284,400

Year Ended September 30,                  Amount
-----------------------------------  -----------------
         2006                                  284,400
         2007                                   71,100
                                     -----------------

Total                                $       1,208,700
                                     =================

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended September 30, 2002 and 2001 to our executive officers and directors. There were no stock options outstanding as at December 31, 2002.

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

Directors' Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. Beginning in 2002, we do not compensate directors for their services. We accrued director's fees of $24,000 to our directors for services rendered as directors in the year ended September 30, 2001. We accrued directors' fees of $18,000 to our directors for services rendered as directors in the year ended September 30, 2000.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at February 20, 2003, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


Name and Address of                         Amount and Nature of    Percentage
Beneficial Owner                           Beneficial Ownership(1)  of Class(1)
-----------------------------------------  -----------------------  -----------

Fraser Lawrie                                           12,371,247        33.5%
(President, CEO)
#104 - 630 Columbia Street
New Westminster, BC Canada V3M 1A5

Robert Fletcher                                         12,371,247        33.5%
(CFO, COO)
#104 - 630 Columbia Street
New Westminster, BC Canada V3M 1A5

Cede & Co.                                               6,211,000        16.8%
P.O. Box 20
Bowling Green Stn.
New York, NY 10274

Martha Lappin                                            2,462,155         6.7%
10841 Split Oak Lane
Burke, VA 22015

Directors and Executive Officers as a Group             24,742,494        67.0%

(1) Based on 36,906,509 shares of common stock issued and outstanding as of February 20, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Three former directors and officers of our company, Ken Bergestad, Walter Niemi and Lloyd Olson, have advanced as a loan to our company an aggregate of $7,896 for the year ended September 30, 2002, $48,904 for the year ended September 30, 2001 and $199,402 (before repayment) for the year ended September 30, 2000. In addition, certain shareholders of our company have advanced as a loan to our company $20,821 for the year ended September 30, 2002. Total advances from these individuals outstanding as at September 30, 2002 was $248,538. The advances are unsecured, do not bear interest and have no specific terms of repayment.

On October 2, 2001, our company entered into an Acquisition Agreement with Energy Medicine Developments Corp., pursuant to which our company agreed to acquire from Energy Medicine Developments Corp. 100% of its issued and outstanding shares in exchange for 18,000,000 shares in our capital. At the date of the Acquisition Agreement, Fraser Lawrie was the President of Energy Medicine and Robert Fletcher was Energy Medicine's Vice President and Treasurer,. In addition, both Mr. Lawrie and Mr. Fletcher were shareholders of Energy Medicine. Following the execution of the Acquisition Agreement, on October 4, 2001, Mr. Lawrie and Mr. Fletcher became directors of our company. On November 15, 2001, each of Mr. Lawrie and Mr. Fletcher were issued 6,371,247 shares in the capital of our company in advance for consideration of their shares of Energy Medicine Developments Corp. In addition, one of the beneficial shareholders of greater than 5% of our issued and outstanding shares, Dr. Martha Lappin was issued 2,462,155 shares in the capital of our company on November 15, 2001 in advance for consideration of her shares of Energy Medicine Developments Corp., as the sole director and the Secretary of Energy Medicine Developments Corp, and 1,860 shares were issued to an otherwise unrelated individual.

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

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.2      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form 10-SB filed on April 11, 2000)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

(10)     MATERIAL CONTRACTS

10.1 Acquisition Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Corp., dated October 2, 2001 (incorporated by reference from our Form 10-KSB Annual Report filed on January 15, 2002)

10.2 Royalty Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Inc., dated October 4, 2001 (incorporated by reference from our Form 10-KSB Annual Report filed on January 15, 2002)

10.3 Purchase Agreement between Global Innovative Systems Inc. and Energy Medicine Developments (North America) Inc., dated October 2, 2001 (incorporated by reference from our Form 8-K Current Report filed on February 7, 2002)


10.4 Form of Share Exchange Agreement between Global Innovative Systems Inc., Energy Medicine Developments Corp., Energy Medicine Developments (North America) Inc. and individual shareholders of both Energy
         Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. (incorporated by reference from our Form 8-K Current Report filed on February 7, 2002)

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.


By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO
Date: March 7, 2003

By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO
Date: March 7, 2003

I, Fraser Lawrie, certify that:

1. I have reviewed this annual report on form 10-KSB of Global Innovative Systems Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  7, 2003

By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO

I, Robert Fletcher, certify that:

1. I have reviewed this annual report on form 10-KSB of Global Innovative Systems Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  7, 2003

By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO