Form 10QSB
period 2002-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2003-03-13
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X]           QUARTERLY   REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended      DECEMBER 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,906,509 common shares issued and outstanding as at February 20, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    Brent M. Davies, CPA
                                                    David O. Seal, CPA
                                                    W. Dale Westenskow, CPA
                                                    Barry D. Loveless, CPA



                         INDEPENDENT ACCOUNTANT'S REPORT



Global Innovative Systems, Inc.
(A Development Stage Company)

        We have reviewed the accompanying consolidated balance sheets of Global Innovative Systems, Inc. (a development stage company) as of December 31, 2002, and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

        Note 1 of the Company's audited financial statements as of September 30, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at September 30, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of December 31, 2002, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2002. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
February 27, 2003

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                (Unaudited)
                                                                December     31,
                                                                September 30,
                                                                    2002            2002
                                                               --------------  --------------
ASSETS
Current Assets:                                                $            -  $            -

Other Assets:
Intangible Assets                                                      18,000          18,000
                                                               --------------  --------------

     TOTAL ASSETS                                              $       18,000  $       18,000
                                                               ==============  ==============

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                       $      314,590  $      241,043
Shareholder Payables                                                   20,821          20,821
Net Liabilities of Discontinued Operations                            272,039         268,747
                                                               --------------  --------------

     Total Liabilities                                                607,450         530,611
                                                               --------------  --------------

     Minority Interest                                                  2,793           2,793
                                                               --------------  --------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 200,000,000 shares
   authorized, 36,906,509
   shares issued and outstanding
   at December 31, 2002 and September 30, 2002                         36,907          36,907
Additional Paid-in Capital                                            412,493         412,493
Currency Translation Adjustment                                         4,205           5,097
Deficit Accumulated During the
  Development Stage                                                (1,045,848)       (969,901)
                                                               --------------  --------------
     Total Stockholders' Equity                                      (592,243)       (515,404)
                                                               --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       18,000  $       18,000
                                                               ==============  ==============






         The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Cumulative
                                                                                            Since
                                                                                         January 15,
                                                                                             1997
                                                          For the three months ended     Inception of
                                                                 December 31,            Development
                                                        ------------------------------
                                                             2002            2001           Stage
                                                        --------------  --------------  --------------
REVENUES                                                $            -  $            -  $            -

EXPENSES
   Research & Development                                       40,527               -         161,397
   General & Administrative                                     33,020          11,091         235,228
                                                        --------------  --------------  --------------
                                                                73,547          11,091         396,625
                                                        --------------  --------------  --------------

Net Loss from Continuing Operations                            (73,547)        (11,091)       (396,625)
                                                        --------------  --------------  --------------

Minority Interest

Discontinued Operations
   Income (Loss) from Operations of Niew
     Industries, Inc. to be disposed of,
     Net of tax effect of $0                                    (2,400)        (13,245)       (649,223)
                                                        --------------  --------------  --------------

NET INCOME (LOSS)                                       $      (75,947) $      (24,336) $   (1,045,848)
                                                        ==============  ==============  ==============

Earnings per Share, Basic & Diluted
   Income from continuing operations
   Income (Loss) from discontinued operations           $            -  $            -
                                                                     -               -
Loss Per Share                                          $            -  $            -
                                                        ==============  ==============

Weighted Average Shares Outstanding                         36,906,509      21,700,000
                                                        ==============  ==============






         The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Cumulative
                                                                                               Since
                                                                                            January 15,
                                                                                               1997
                                                            For the three months ended     Inception of
                                                                   December 31,             Development
                                                          -------------------------------
                                                               2002            2001            Stage
                                                          --------------  --------------- ---------------
Cash Flows From Operating Activities
   Net income (loss) for the period                       $      (75,947) $       (24,336)$    (1,045,848)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Net (Income) Loss from Discontinued Operations                2,400           13,245         649,223
     Increase in Accounts Payable & Accrued Liabilities           73,547            8,796         314,590
                                                          --------------  --------------- ---------------
Net Cash Used in Continuing Activities                                 0           (2,295)        (82,035)
Net Cash Used in Discontinued Activities                            (262)         (12,717)       (620,088)
                                                          --------------  --------------- ---------------
Net Cash Used in Operating Activities                               (262)         (15,012)       (702,123)

Cash Flows From Investing Activities
   Net Cash from Discontinued Activities                               -                -          21,390
                                                          --------------  --------------- ---------------
Net Cash Used by Investing Activities                                  -                -          21,390
                                                          --------------  --------------- ---------------

Cash Flows From Financing Activities
   Net Cash from Discontinued Activities                           1,154           14,719         657,419
   Advances from Shareholders & Directors                              -                -          20,821
                                                          --------------  --------------- ---------------
Net Cash Provided by (Used in) Financing Activities                1,154           14,719         678,240
                                                          --------------  --------------- ---------------

Increase (Decrease) in Cash                                          892             (293)         (2,493)
Effect of foreign exchange on cash                                  (892)             293           2,493
Cash at beginning of period                                            -                -               -
                                                          --------------  --------------- ---------------
Cash at End of Period                                     $            -  $             - $             -
                                                          ==============  =============== ===============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                        $            -  $             - $             -
                                                          ==============  =============== ===============
   Income taxes paid during the period                    $            -  $             - $             -
                                                          ==============  =============== ===============

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Shares issued for Subsidiaries                         $       18,000  $             - $             -
   Discontinued Operations                                $            -  $             - $       493,165


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

Interim Financial Statements

        The unaudited financial statements as of December 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

        Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. Subsequent to September 30, 2002, the Company entered into an agreement to sell its wholly owned subsidiary, Niew Industries, Inc. for $44,315.

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

         Energy Medicine Developments Corp. is in the development stage with only asset, the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device", and no liabilities. Energy Medicine Developments Corp. was incorporated on March 27, 1997, under the laws of the state of Delaware.

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

Business Condition

        These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2002, the Company has accumulated operating losses of $1,045,848 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,000,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Intangible Assets

        As a part of the purchase of Energy Medicine Developments Corp., during 2002, the Company acquired intangible assets of $18,000 assigned to the worldwide marketing and distributions rights of the "Enermed Therapy" and "Enermed Device". Under SFAS 121, these intangibles are not subject to amortization , but are tested for impairment annually. During 2002, the company determined that, based on estimated future cash flows, the carrying amount of these intangibles does not exceed their fair value and no impairment loss has been recognized.

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

Earnings (Loss) per Share

        Basic loss per share has been computed by dividing the loss for the three months applicable to the common stockholders by the weighted average number of common shares outstanding. There were no common equivalent shares outstanding at December 31, 2002 and 2001.

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

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments, including cash (bank overdraft), receivables, accounts payable and accrued liabilities at December 31, 2002 and September 30, 2002 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

        The Company has borrowed $31,277 ($47,500 Canadian) from a person related to one of the directors. The loan is unsecured and is without specific terms of repayment. Interest is payable at 8%. As of December 31, 2002, the principal balance has been paid in full and $5,249 ($8,291 Canadian) in accrued interest is due and payable and has been reported as part of the Net Liabilities of Discontinued Operations in the accompanying Balance sheets .

        Directors fees of $24,000 were paid during 2001. Beginning in 2002 the company no longer pays directors fees. As of December 31, 2002, no amounts are due to directors as a result of their services as directors.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

        As at December 31, 2002 and September 30, 2002, shareholder payables include $20,821 and $0 and Net Liabilities of Discontinued Operations include $228,871 and $227,717 owing to major shareholders and Directors. The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

                                                         December 31,    September 30,
                                                             2002            2002
                                                        --------------- ---------------
Cash advances to the Company                            $       299,679 $       298,525
Repayments                                                      (71,317)        (71,317)
Reimbursable expenses                                            21,330          21,330
                                                        --------------- ---------------

                                                        $       249,692 $       248,538
                                                        =============== ===============

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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - COMMITMENTS (Continued)

        For the three months ended December 31, 2002 and the year ended September 30, 2002, the Company has accrued $71,100 and $213,300 in connection with these agreements. Future obligations under these agreements are as follows:


Year Ended September 30,          Amount
----------------------------  ---------------

        2003                  $       284,400
        2004                          284,400
        2005                          284,400
        2006                          284,400
        2007                           71,100
                              ---------------

Total                         $     1,208,700
                              ===============

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

As of the December 31, 2002, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - INCOME TAXES

        As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $55,700 (2001 - $53,000) that may be offset against future taxable income through 2022, and undeducted expenditures of $213,300 (2001 - $0) available to be carried forward indefinitely to reduce taxable income of future years. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

        The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 - DISCONTINUED OPERATIONS

        On September 12, 2002, the directors of the Company's wholly owned subsidiary, Niew Industries, Inc. sold the Company's unfinished trams system prototype to unrelated parties for $63,585 with a down payment of $44,509 and a receivable of $18,918 to be paid within 12 months of the agreement. The purchaser is also required to complete and sell the trams system and pay Niew Industries, Inc. one half of the net sale proceeds, as defined in the agreement.

        Following the sale of the incomplete tram system prototype, the Company decided to completely dispose of its subsidiary, Niew Industries, Inc., and focus entirely on developing a sales and marketing program for the Enermed device and the Enermed Therapy through its majority owned subsidiary Energy Medicine Developments Corp., a Delaware corporation.

        On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $44,315. On January 27, 2003, we closed on the agreement and received a $31,653 down payment, with $6,331 payable on February 3, 2003 (received as of the date of this filing) and the remaining $6,331 payable on or before September 12, 2003.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - DISCONTINUED OPERATIONS (Continued)

  The assets and liabilities Niew Industries, Inc., consisted of the following:

                                                         December 31,    September 30,
                                                             2002            2002
                                                        --------------- ---------------

Receivables                                             $        23,424 $        23,332
Machinery & equipment, net                                        4,375           4,625
                                                        --------------- ---------------
        Total assets                                    $        27,799 $        27,957

Accounts payable & accrued liabilities                  $        69,459 $        65,865
Bank overdraft                                                    1,508           3,122
Related party loans                                                   -               -
Shareholder Payables                                            228,871         227,717
                                                        --------------- ---------------
        Total liabilities                                       299,838         296,704
                                                        --------------- ---------------

        Net liabilities to be disposed of               $      (272,039)$      (268,747)
                                                        =============== ===============

        Net liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2002 and September 30, 2002.

        Operating results of this discontinued operation for the three months ended December 31, 2002 are shown separately in the accompanying consolidated statement of operations. The operating statement for 2001 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three months ended December 31, 2002 and 2001 consist of:

                                                          For the three months ended
                                                                 December 31,
                                                        -------------------------------
                                                             2002            2001
                                                        --------------- ---------------

Revenues                                                $             - $             -
Expenses                                                         (2,400)        (13,245)
Net Income (Loss)                                                (2,400)        (13,245)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

As used in this quarterly report, the terms "we", "us", "our", and "Global Innovative" mean Global Innovative Systems Inc., unless otherwise indicated.

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

Following the sale of the incomplete tram system prototype, we decided to completely dispose of our subsidiary Niew, and focus entirely on developing a sales and marketing program for the Enermed device and the Enermed Therapy through our majority owned subsidiary Energy Medicine Developments Corp., a Delaware corporation. (See "Current Business")

On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $44,315. On January 27, 2003, we closed on the agreement and received a $31,653 down payment, with $6,331 payable on February 3, 2003 (received as of the date of this filing) and the remaining $6,331 payable on or before September 12, 2003.

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

Also on October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy Medicine Developments Corp. in exchange for 18,000,000 of our common shares. Energy Medicine Developments Corp. owns the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device as described below.

We have now entered into an Agreement and Plan of Share Exchange with four of the individual shareholders of each of Energy Medicine Developments Corp. and of Energy Medicine Developments (North America) Inc. for the acquisition of their respective interests in both of these companies totaling, in the aggregate, approximately 84% of the issued and outstanding shares of each of these companies.

On February 6, 2002, pursuant to these Agreements and Plans of Share Exchange, we have completed the acquisition of these four shareholders' shares of Energy Medicine Developments Corp. and, as a result, we now own approximately 84% of the issued and outstanding shares of Energy Medicine Developments Corp., for which we exchanged an aggregate total of 15,206,509 of our common shares. We have not yet closed the acquisition of any of the shares of Energy Development (North America) Inc.

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

As of the date of this quarterly report, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $1,045,848 for the period from January 15, 1997 (incorporation) to December 31, 2002. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well.

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to December 31, 2002 of $1,045,848. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We have predicted that we will require approximately $1,000,000 over the period ending December 31, 2003 in order to accomplish our goals to maintain and expand the market for the Enermed device and the Enermed Therapy. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

WE EXPECT FLUCTUATIONS IN OUR OPERATING RESULTS IN THE FUTURE.

We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our operating results include but are not limited to:

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

Plan of Operation

Our primary objective over the 12 months ending December 31, 2003, will be to proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy and we anticipate that we will proceed with the acquisition of Energy Medicine Developments (North America) Inc.

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

Cash Requirements

Over the twelve month period ending December 31, 2003, we anticipate that we will require a minimum of approximately $1,000,000 in connection with the recent acquisition of Energy Medicine Developments Corp. and the proposed acquisition of Energy Medicine Developments (North America) Inc. We estimate that approximately $250,000 will be required for management expenses and $400,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and $350,000 for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy. In light of our lack of funds, we intend to apply any available funding first towards our ongoing management expenses, then to the implementation of a sales and marketing program, and finally to our ongoing development.

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

Product Research and Development

During the three months ended December 31, 2002, we expended $40,527 on research and development. During the three months ended December 31, 2001, we expended $1,892 on research and development, all of which pertained to discontinued operations. If sufficient capital is available, we will continue to expend time and money in the next 12 months on research and development activities on Energy Medicine's product and technologies to make them commercially viable in new markets.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2003. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

Sales and Marketing

We may be required to expend significant monies on the implementation of a sales and marketing program for the Enermed Therapy and Enermed device to develop sales and a brand name for the product.

Employees

Over the twelve months ending December 31, 2003, we expect an increase in the number of employees we retain. If we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel for Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

ITEM 3.  CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

               (I) this quarterly report on Form 10-QB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

               (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

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

None.

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

GLOBAL INNOVATIVE SYSTEMS, INC.


By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO
Date: March 12, 2003

By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO
Date: March 12, 2003

I, Fraser Lawrie, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Global Innovative Systems Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

        A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

        C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO

I, Robert Fletcher, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Global Innovative Systems Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

        A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

        C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO

                                  EXHIBIT 99.1
                                CEO CERTIFICATION




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Global Innovative Systems, Inc. on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fraser Lawrie, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/S/ Fraser Lawrie, President and CEO
Date: March 12, 2003

                                  EXHIBIT 99.2
                                CFO CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Global Innovative Systems, Inc. on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Fletcher, Chief Financial Officer and Chief Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/S/ Robert Fletcher, CFO and COO
Date: March 12, 2003