Form 10QSB
period 2003-03-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2003-05-12
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,906,509 common shares issued and outstanding as at May 7, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

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



                         INDEPENDENT ACCOUNTANT'S REPORT



Global Innovative Systems, Inc.
(A Development Stage Company)

         We have reviewed the accompanying consolidated balance sheets of Global Innovative Systems, Inc. (a development stage company) as of March 31, 2003, and the related consolidated statements of operations for the three and six month periods ended March 31, 2003 and 2002 and cash flows for the six month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah  84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

         Note 1 of the Company's audited financial statements as of September 30, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at September 30, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted



                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 8, 2003

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)
                                                                                March 31,         September 30,
                                                                                   2003                2002
                                                                            ------------------  ------------------
ASSETS
Current Assets:
Receivables                                                                 $            6,806  $                -

Other Assets:
Intangible Assets                                                                       18,000              18,000
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           24,806  $           18,000
                                                                            ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                    $          361,231  $          241,043
Shareholder Payables                                                                    20,821              20,821
Net Liabilities of Discontinued Operations                                                   -             268,747
                                                                            ------------------  ------------------

     Total Liabilities                                                                 382,052             530,611
                                                                            ------------------  ------------------

     Minority Interest                                                                   2,793               2,793
                                                                            ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 200,000,000 shares
   authorized, 36,906,509 shares issued and outstanding
   at March 31, 2003 and September 30, 2002                                             36,907              36,907
Additional Paid-in Capital                                                             412,493             412,493
Currency Translation Adjustment                                                              -               5,097
Deficit Accumulated During the
  Development Stage                                                                   (809,439)           (969,901)
                                                                            ------------------  ------------------
     Total Stockholders' Equity                                                       (360,039)           (515,404)
                                                                            ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           24,806  $           18,000
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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                        Since
                                                                                                                     January 15,
                                                                                                                        1997
                                                        For the three months            For the six months          Inception of
                                                                ended                          ended
                                                              March 31,                      March 31,               Development
                                                    -----------------------------  -----------------------------
                                                         2003           2002           2003            2002             Stage
                                                    --------------  -------------  -------------  --------------  -----------------
REVENUES                                            $             - $           -  $           -  $            -  $               -

EXPENSES
   Research & Development                                   40,527              -         81,054               -            201,924
   General & Administrative                                 47,220         16,784         80,240          27,875            282,448
                                                    --------------  -------------  -------------  --------------  -----------------
                                                            87,747         16,784        161,294          27,875            484,372
                                                    --------------  -------------  -------------  --------------  -----------------

Net Loss from Continuing Operations                        (87,747)       (16,784)      (161,294)        (27,875)          (484,372)
                                                    --------------  -------------  -------------  --------------  -----------------

Minority Interest

Discontinued Operations
   Income (Loss) from Operations of Niew
     Industries, Inc. to be disposed of,
     Net of tax effect of $0                                     -           (359)        (2,400)        (13,604)          (649,223)
   Gain on Disposal of Niew Industries, Inc.
     Net of tax effect of $0                               324,156              -        324,156               -            324,156
                                                    --------------  -------------  -------------  --------------  -----------------

Net Income (Loss) from
Discontinued Operations                                    324,156           (359)       321,756         (13,604)          (325,067)
                                                    --------------  -------------  -------------  --------------  -----------------

NET INCOME (LOSS)                                   $      236,409  $     (17,143) $     160,462  $      (41,479) $        (809,439)
                                                    ==============  =============  =============  ==============  =================

Earnings per Share, Basic & Diluted
   Income from continuing operations                $             - $           -  $       (0.01) $            -
   Income (Loss) from discontinued operations                 0.01              -           0.01               -
                                                    --------------  -------------  -------------  --------------

Loss Per Share                                      $         0.01  $           -  $           -  $            -
                                                    ==============  =============  =============  ==============

Weighted Average Shares Outstanding                     36,906,509     26,211,821     36,906,509      30,823,905
                                                    ==============  =============  =============  ==============



   The accompanying notes are an integral part of these financial statements.

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                    Since
                                                                                                                 January 15,
                                                                                                                     1997
                                                                             For the six months ended            Inception of
                                                                                     March 31,                   Development
                                                                       -------------------------------------
                                                                             2003                2002               Stage
                                                                       -----------------  ------------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                    $         160,462  $          (41,479) $         (809,439)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Net (Income) Loss from Discontinued Operations                             (321,756)             13,604             323,185
     Increase in Receivables                                                       6,806                   -               6,806
     Increase in Accounts Payable & Accrued Liabilities                          120,188              27,843             361,231
                                                                       -----------------  ------------------  ------------------
Net Cash Used in Continuing Activities                                           (34,300)                (32)           (118,217)
Net Cash Used in Discontinued Activities                                          (2,400)            (28,206)           (620,344)
                                                                       -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                                            (36,700)            (28,238)           (738,561)

Cash Flows From Investing Activities
   Net Cash from Discontinued Activities                                          40,643                   -              62,033
                                                                       -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                             40,643                   -              62,033
                                                                       -----------------  ------------------  ------------------

Cash Flows From Financing Activities
   Net Cash from Discontinued Activities                                           1,154              27,598             657,419
   Advances from Shareholders & Directors                                              -                   -              20,821
                                                                       -----------------  ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                1,154              27,598             678,240
                                                                       -----------------  ------------------  ------------------

Increase (Decrease) in Cash                                                        5,097                (640)              1,712
Effect of foreign exchange on cash                                                (5,097)                640              (1,712)
Cash at beginning of period                                                            -                   -                   -
                                                                       -----------------  ------------------  ------------------
Cash at End of Period                                                  $               -  $                -  $                -
                                                                       =================  ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                     $               -  $                -  $                -
                                                                       =================  ==================  ==================
   Income taxes paid during the period                                 $               -  $                -  $                -
                                                                       =================  ==================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Shares issued for Subsidiaries                                      $               -  $           18,000  $           18,000
   Discontinued Operations                                             $               -  $                -  $          493,165


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

Interim Financial Statements

         The unaudited financial statements as of March 31, 2003 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

         The consolidated  financial  statements  include the accounts of Global
Innovative   Systems,   Inc.  and  the  following   wholly  and  majority  owned
subsidiaries:

*        Niew Industries, Inc., a British Columbia corporation (100%)
*        Energy Medicine Developments Corp., a Delaware corporation (84%)

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of sale..

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2003, the Company has accumulated losses of $809,439 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,000,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the three and six months applicable to the common stockholders by the weighted average number of common shares outstanding. There were no common equivalent shares outstanding at March 31, 2003 and 2002.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash (bank overdraft), receivables, accounts payable and accrued liabilities at March 31, 2003 and September 30, 2002 approximates their fair values due to the short-term nature of these financial instruments.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

         As at March 31, 2003 and September 30, 2002, shareholder payables include $20,821 owing to major shareholders and Directors. The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

                                                                         March 31,        September 30,
                                                                           2003                2002
                                                                     -----------------  ------------------
Cash advances to the Company                                         $          20,821  $           20,821
Repayments                                                                           -                   -
Reimbursable expenses                                                                -                   -
                                                                     -----------------  ------------------

                                                                     $          20,821  $           20,821
                                                                     =================  ==================

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

         For the six months ended March 31, 2003 and the year ended September 30, 2002, the Company has accrued $142,200 and $213,300 in connection with these agreements. Future obligations under these agreements are as follows:


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

As of the March 31, 2003, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

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

         On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $47,642 (CDN$ 70,000). On January 27, 2003, we closed on the agreement and received a $34,030 (CDN$ 50,000) down payment, with $6,806 (CDN$ 10,000) paid on February 3, 2003 and the remaining $6,806 (CDN$ 10,000) payable on or before September 12, 2003.

         The assets and liabilities Niew Industries, Inc., consisted of the following:

                                                                        January 27,       September 30,
                                                                           2003                2002
                                                                     -----------------  ------------------

Receivables                                                          $          23,424  $           23,332
Machinery & equipment, net                                                       4,375               4,625
                                                                     -----------------  ------------------
         Total assets                                                $          27,799  $           27,957

Accounts payable & accrued liabilities                               $          69,459  $           65,865
Bank overdraft                                                                   1,508               3,122
Related party loans                                                                  -                   -
Shareholder Payables                                                           228,871             227,717
                                                                     -----------------  ------------------
         Total liabilities                                                     299,838             296,704
                                                                     -----------------  ------------------

         Net liabilities disposed of                                 $        (272,039) $         (268,747)
                                                                     =================  ==================

         Net liabilities disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 2002.

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

Following the sale of the incomplete tram system prototype, we decided to completely dispose of our subsidiary Niew, and focus entirely on developing a sales and marketing program for the Enermed device and the Enermed Therapy through our majority owned subsidiary Energy Medicine Developments Corp., a Delaware corporation. (See "Current Business")

On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $47,642 (CDN$ 70,000). On January 27, 2003, we closed on the agreement and received a $34,030 (CDN$ 50,000) down payment, with $6,806 (CDN$ 10,000) paid on February 3, 2003 and the remaining $6,806 (CDN$ 10,000) payable on or before September 12, 2003.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred a cumulative loss of $809,439 for the period from January 15, 1997 (incorporation) to March 31, 2003. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well.

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to March 31, 2003 of $809,439. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

Product Research and Development

During the six months ended March 31, 2003, we expended $81,054 on research and development. During the six months ended March 31, 2002, we expended $2,563 on research and development, all of which pertained to discontinued operations. If sufficient capital is available, we will continue to expend time and money in the next 12 months on research and development activities on Energy Medicine's product and technologies to make them commercially viable in new markets.

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

GLOBAL INNOVATIVE SYSTEMS, INC.


By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO
Date: May 12, 2003

By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO
Date: May 12, 2003

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

Date: May 12, 2003


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

Date: May 12, 2003


By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO

                                  EXHIBIT 99.1
                                CEO CERTIFICATION




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Global Innovative Systems, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fraser Lawrie, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By: /s/ Fraser Lawrie
Fraser Lawrie, President and CEO
Date: May 12, 2003

                                  EXHIBIT 99.2
                                CFO CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Global Innovative Systems, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Fletcher, Chief Financial Officer and Chief Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Robert Fletcher
Robert Fletcher, CFO and COO
Date: May 12, 2003