Form 10QSB
period 2003-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2003-08-14
CIK 1108891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                                   98-0217653
                                   ----------
                      (I.R.S. Employer Identification No.)

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

Yes [X]     No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,133,579 common shares issued and outstanding as at August 11, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                         Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

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



                         INDEPENDENT ACCOUNTANT'S REPORT



Global Innovative Systems, Inc.
(A Development Stage Company)

         We have reviewed the accompanying consolidated balance sheets of Global Innovative Systems, Inc. (a development stage company) as of June 30, 2003, and the related consolidated statements of operations for the three and nine month periods ended June 30, 2003 and 2002 and cash flows for the nine month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
Telephone 801/272-8045, Facsimile 801/277-9942

         Note 1 of the Company's audited financial statements as of September 30, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at September 30, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  Respectfully submitted

                                                  /s/ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
August 12, 2003

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                 June 30,         September 30,
                                                                                   2003                2002
                                                                            ------------------  ------------------
ASSETS
Current Assets:
Receivables                                                                 $            7,378  $                -

Other Assets:
Intangible Assets                                                                       18,000              18,000
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           25,378  $           18,000
                                                                            ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities                                    $          436,608  $          241,043
Shareholder Payables                                                                    26,064              20,821
Net Liabilities of Discontinued Operations                                                   -             268,747
                                                                            ------------------  ------------------

     Total Liabilities                                                                 462,672             530,611
                                                                            ------------------  ------------------

     Minority Interest                                                                   2,566               2,793
                                                                            ------------------  ------------------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 200,000,000 shares
   authorized, 37,133,579 and 36,906,509 shares issued
    and outstanding at June 30, 2003 and September 30, 2002                             37,134              36,907
Additional Paid-in Capital                                                             412,493             412,493
Currency Translation Adjustment                                                              -               5,097
Deficit Accumulated During the
  Development Stage                                                                   (889,487)           (969,901)
                                                                            ------------------  ------------------
     Total Stockholders' Equity                                                       (439,860)           (515,404)
                                                                            ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           25,378  $           18,000
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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           Since
                                                                                                                        January 15,
                                                                                                                           1997
                                                           For the three months            For the nine months         Inception of
                                                                   ended                          ended
                                                                 June 30,                       June 30,                Development
                                                       -----------------------------  -----------------------------
                                                            2003           2002           2003            2002             Stage
                                                       --------------  -------------  -------------  --------------  --------------
REVENUES                                               $            -  $           -  $           -  $            -  $            -

EXPENSES
   Research & Development                                      40,527              -        121,581               -         242,451
   General & Administrative                                    39,521          8,091        119,761          35,966         321,969
                                                       --------------  -------------  -------------  --------------  --------------
                                                               80,048          8,091        241,342          35,966         564,420
                                                       --------------  -------------  -------------  --------------  --------------

Net Loss from Continuing Operations                           (80,048)        (8,091)      (241,342)        (35,966)       (564,420)
                                                       --------------  -------------  -------------  --------------  --------------

Minority Interest                                                   -              -              -               -               -
                                                       --------------  -------------  -------------  --------------  --------------

Discontinued Operations
   Income (Loss) from Operations of Niew
     Industries, Inc. to be disposed of,
     Net of tax effect of $0                                        -         (6,627)        (2,400)        (20,231)       (649,223)
   Gain on Disposal of Niew Industries, Inc.
     Net of tax effect of $0                                        -              -        324,156               -         324,156
                                                       --------------  -------------  -------------  --------------  --------------

Net Income (Loss) from
Discontinued Operations                                             -         (6,627)       321,756         (20,231)       (325,067)
                                                       --------------  -------------  -------------  --------------  --------------

NET INCOME (LOSS)                                      $      (80,048) $     (14,718) $      80,414  $      (56,197) $     (889,487)
                                                       ==============  =============  =============  ==============  ==============

Earnings per Share, Basic & Diluted
   Income from continuing operations                   $            -  $           -  $       (0.01) $            -
   Income (Loss) from discontinued operations                       -              -           0.01               -
                                                       --------------  -------------  -------------  --------------

Loss Per Share                                         $            -  $           -  $           -  $            -
                                                       ==============  =============  =============  ==============

Weighted Average Shares Outstanding                        37,087,980     36,906,509     36,997,672      29,776,717
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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 Cumulative
                                                                                                                    Since
                                                                                                                 January 15,
                                                                                                                     1997
                                                                             For the nine months ended           Inception of
                                                                                     June 30,                    Development
                                                                       -------------------------------------
                                                                             2003                2002               Stage
                                                                       -----------------  ------------------  ------------------
Cash Flows From Operating Activities
   Net income (loss) for the period                                    $          80,414  $          (56,197) $         (889,487)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Net (Income) Loss from Discontinued Operations                             (321,756)             20,231             325,067
     Increase in Receivables                                                       7,378                   -               7,378
     Increase in Accounts Payable & Accrued Liabilities                          195,565              42,820             436,608
                                                                       -----------------  ------------------  ------------------
Net Cash Used in Continuing Activities                                           (38,399)              6,854            (120,434)
Net Cash Used in Discontinued Activities                                          (2,400)            (41,969)           (620,344)
                                                                       -----------------  ------------------  ------------------
Net Cash Used in Operating Activities                                            (40,799)            (35,115)           (740,778)
                                                                       -----------------  ------------------  ------------------

Cash Flows From Investing Activities

   Net Cash from Discontinued Activities                                          40,643                   -              62,033
                                                                       -----------------  ------------------  ------------------
Net Cash Used by Investing Activities                                             40,643                   -              62,033
                                                                       -----------------  ------------------  ------------------

Cash Flows From Financing Activities

   Net Cash from Discontinued Activities                                           1,154              37,608             657,419
   Advances from Shareholders & Directors                                          5,243                   -              26,064
                                                                       -----------------  ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                6,397              37,608             683,483
                                                                       -----------------  ------------------  ------------------

Increase (Decrease) in Cash                                                        6,241               2,493               4,738
Effect of foreign exchange on cash                                                (6,241)             (2,493)             (4,738)
Cash at beginning of period                                                            -                   -                   -
                                                                       -----------------  ------------------  ------------------
Cash at End of Period                                                  $               -  $                -  $                -
                                                                       =================  ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid

   Interest paid during the period                                     $               -  $                -  $                -
                                                                       =================  ==================  ==================
   Income taxes paid during the period                                 $               -  $                -  $                -
                                                                       =================  ==================  ==================

Supplemental Disclosure of Non-cash Investing and Financing Activities:
   Shares issued for Subsidiaries                                      $               -  $           18,000  $           18,000
   Discontinued Operations                                             $               -  $                -  $          493,165


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

Interim Financial Statements

         The unaudited financial statements as of June 30, 2003 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On February 6, 2002, April 8, 2003 and May 12, 2003, the Company exchanged 15,206,509, 151,380 and 75690 shares, respectively, for a total of 15,433,579, shares in exchange for 85.74% of Energy Medicine Developments Corp., (a Delaware company) owning the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device". Enermed Therapy treats multiple sclerosis and migraine headaches using extremely low frequency, patient specific, pulsed electromagnetic fields.

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

                         GLOBAL INNOVATIVE SYSTEMS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

         The consolidated  financial  statements  include the accounts of Global
Innovative   Systems,   Inc.  and  the  following   wholly  and  majority  owned
subsidiaries:

*        Niew Industries, Inc., a British Columbia corporation (100%)
*        Energy Medicine Developments Corp., a Delaware corporation (85.74%)

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of sale.

Business Condition

         These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company has accumulated losses since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. It is the intention of the Company to raise new equity financing of approximately $1,000,000 within the upcoming year. Amounts raised will be used for working capital and to complete acquisitions. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the three and nine months applicable to the common stockholders by the weighted average number of common shares outstanding. There were no common equivalent shares outstanding at June 30, 2003 and 2002.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash (bank overdraft), receivables, accounts payable and accrued liabilities at June 30, 2003 and September 30, 2002 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

         As at June 30, 2003 and September 30, 2002, shareholder payables include amounts owing to major shareholders and Directors. The advances are unsecured, do not bear interest and have no specific terms of repayment. The advances are summarized as follows:

                                                                         June 30,         September 30,
                                                                           2003                2002
                                                                     -----------------  ------------------
Cash advances to the Company                                         $          26,064  $           20,821
Repayments                                                                           -                   -
Reimbursable expenses                                                                -                   -
                                                                     -----------------  ------------------

                                                                     $          26,064  $           20,821
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

         For the nine months ended June 30, 2003 and the year ended September 30, 2002, the Company has accrued $210,300 and $213,300, and during 2nd qtr
2003, the Company paid $3,000 in connection with these agreements. Future obligations under these agreements are as follows:

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

As of the June 30, 2003, we have not commenced using, distributing, marketing or selling the Enermed device under the Royalty Agreement.

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

         On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $51,649 (CDN$ 70,000). On January 27, 2003, we closed on the agreement and received a $36,892 (CDN$ 50,000) down payment, with $7,378 (CDN$ 10,000) paid on February 3, 2003 and the remaining $7,378 (CDN$ 10,000) payable on or before September 12, 2003.

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

On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $51,649 (CDN$ 70,000). On January 27, 2003, we closed on the agreement and received a $36,892 (CDN$ 50,000) down payment, with $7,378 (CDN$ 10,000) paid on February 3, 2003 and the remaining $7,378 (CDN$ 10,000) payable on or before September 12, 2003.

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

On February 6, 2002, April 8, 2003 and May 12, 2003, pursuant to these Agreements and Plans of Share Exchange, we have completed the acquisition of approximately 85.74% of the issued and outstanding shares of Energy Medicine Developments Corp., for which we exchanged an aggregate total of 15,433,579 of our common shares. We have not yet closed the acquisition of any of the shares of Energy Development (North America) Inc.

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

SINCE WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We did not generate any revenues and incurred cumulative losses for the period from January 15, 1997 (incorporation) to present. Although we anticipate that we will be able to generate revenues in the future, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until the Enermed device and Enermed Therapy gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and sales of these products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's report on the September 30, 2002 audited financial statements, which forms part of our annual report on Form 10-KSB. To the extent that such expenses are not followed by revenues in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a cumulative net loss for the period from January 15, 1997 (incorporation) to June 30, 2003. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We have predicted that we will require approximately $1,000,000 over the next twelve months in order to accomplish our goals to maintain and expand the market for the Enermed device and the Enermed Therapy. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

Stockholders owning a significant percentage of our outstanding voting stock represent the ultimate control over our affairs. Three stockholders currently control approximately 73% of the outstanding shares of our common stock. As a result of this ownership, these stockholders will likely be able to approve any major transactions including the election of directors without the approval of the other shareholders.

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

Plan of Operation

Our primary objective over the next 12 months, will be to proceed with the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy and we anticipate that we will proceed with the acquisition of Energy Medicine Developments (North America) Inc.

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

Cash Requirements

Over the twelve month period ending June 30, 2003, we anticipate that we will require a minimum of approximately $1,000,000 in connection with the recent acquisition of Energy Medicine Developments Corp. and the proposed acquisition of Energy Medicine Developments (North America) Inc. We estimate that approximately $250,000 will be required for management expenses and $400,000 will be required to cover the costs of the ongoing development, clinical testing and clinical trials of new products related to the Enermed technology and $350,000 for the implementation of a sales and marketing program for the Enermed device and the Enermed Therapy. In light of our lack of funds, we intend to apply any available funding first towards our ongoing management expenses, then to the implementation of a sales and marketing program, and finally to our ongoing development.

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

Product Research and Development

During the nine months ended June 30, 2003, we expended $121,581 on research and development. During the nine months ended June 30, 2002, we expended $4,606 on research and development, all of which pertained to discontinued operations. If sufficient capital is available, we will continue to expend time and money in the next 12 months on research and development activities on Energy Medicine's product and technologies to make them commercially viable in new markets.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months. Any monies raised by our company will first be expended on our plans with respect to the Enermed device and the Enermed Therapy.

Sales and Marketing

We may be required to expend significant monies on the implementation of a sales and marketing program for the Enermed Therapy and Enermed device to develop sales and a brand name for the product.

Employees

Over the next twelve months, we expect an increase in the number of employees we retain. If we are unable to hire suitable sales, marketing and operational personnel, we may not be able to successfully implement a sales and marketing program and establish acceptance of Energy Medicine's technology. We will likely hire a significant number of additional personnel for Energy Medicine Developments Corp. Competition for these individuals in the technology sector is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ Fraser Lawrie
Fraser Lawrie, President & CEO
Date: August 14, 2003

By: /s/ Robert Fletcher
Robert Fletcher, COO & CFO
Date: August 14, 2003