Form 10KSB
period 2003-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2003-12-23
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-30299
GLOBAL INNOVATIVE SYSTEMS, INC.
(Name of small business issuer in its charter)
Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2114 Nanton Avenue, Vancouver, BC, Canada	V6L 3C7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.737.6030

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

1,358,198 common shares @ $0.6875(1) = $993,761.125
(1) Average of bid and ask closing prices on December 18, 2003.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

1,508,198 common shares issued and outstanding as of December 18, 2003.

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

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our" mean Global Innovative Systems, Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada under the name "Legacy Bodysentials Inc." on September 14, 1995. On September 25, 1996, we changed our name to "Legacy Minerals Inc.". On May 18, 1998, we changed our name to "Global Commonwealth Inc.". On November 12, 1999, we changed our name to our current name of "Global Innovative Systems, Inc.". Our corporate offices are located at 2114 Nanton Avenue, Vancouver, BC V6L 3C7. Our telephone number is 604.737.6030 and our facsimile number is 604.737.6030.

We were inactive until January 31, 2000, when we closed a share exchange agreement with the stockholders of Niew Industries Inc. Following the completion of the transaction, Niew Industries became our wholly owned subsidiary. Because the stockholders of Niew Industries controlled 55% of the resultant entity, and because the business of Niew Industries represented the only business operations of the new entity, the transaction was recorded as a reverse acquisition. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange were presented as a continuation of Niew Industries consistent with the change of business. Accordingly, our operations were consolidated with those of Niew Industries from the date of acquisition. Niew Industries was incorporated on January 15, 1997, under the Company Act (British Columbia), and was inactive until March 23, 1998, when it began the development of a twin rotating asphalt mixing (tram) system. Following the sale of the incomplete tram system prototype, we decided to completely dispose of our subsidiary Niew, and focus entirely on developing a sales and marketing program for the Enermed device and the Enermed Therapy through our majority owned subsidiary Energy Medicine Developments Corp., a Delaware corporation. On January 22, 2003, we entered into an agreement to sell our wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $44,142 (CDN$70,000).

On October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy Medicine Developments Corp. in exchange for 18,000,000 of our common shares pre-split (225,000 common shares post-split). Energy Medicine Developments Corp. owns the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device as described below. Also on October 2, 2001, and also as described in our annual report on Form 10-KSB for the year ended September 30, 2001, we entered into a Purchase Agreement with Energy Medicine Developments (North America) Inc., a company incorporated in the province of British Columbia. Pursuant to the terms of the Purchase Agreement, we agreed to purchase 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares for a purchase price of $300,000.

We have agreed to the sale of all of the issued and outstanding shares of our subsidiary, Energy Medicine, owned by us to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement (the "Agreement") dated September 30, 2003 (the "Sale"). On October 22, 2003 our Board of Directors approved the Sale of Energy Medicine, as a result of our change in control, as discussed in our information statement on Schedule 14f-1, which was filed and mailed to our registered shareholders on October 29, 2003. Due to our change in control, our new management intends to pursue other opportunities unrelated to the business of Energy Medicine.

The Agreement for the Sale of Energy Medicine was made with Fraser Lawrie and Robert Fletcher, our former directors and officers. Under the terms of the Agreement, the purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us to Messrs. Lawrie and Fletcher or to companies controlled by Messrs Lawrie and Fletcher.

We were of the view that Messrs. Lawrie and Fletcher represented the only viable purchasers of Energy Medicine, given their familiarity with Energy Medicine. Further, given that fact that Energy Medicine had not generated any revenues to date, we determined that it would be unlikely that a third party would realistically express any interest in acquiring Energy Medicine.

There are certain risks inherent in the Sale and specifically risks inherent due to the parties to the Sale. We did not consult or retain an independent advisor, or obtain a fairness opinion, in making a determination of the fairness of the Sale. As a result, while our current management is of the view that the consideration for the Sale is fair and appropriate in the circumstances, we cannot provide any assurances in this regard. In addition, we did not seek any other potential purchasers for Energy Medicine. As a result, a third party may have been willing to purchase Energy Medicine on more favourable terms than those contained in the Agreement for the Sale.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to management's attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) the potential for further research, development or exploration;

(h) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(i) the potential for growth or expansion;

(j) the potential for profit;

(k) the perceived public recognition or acceptance of products, services or trades; and

(l) name identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities. and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

(c) distracting management's attention from our day to day operations;

(d) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(e) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We are presently seeking to identify a new business opportunity. As of the date of this annual report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and other entities that meet the definition of an "investment company". An entity is presumed to be an investment company if 45% or more of the value of its total assets (excluding government securities and cash) consists of, and 45% or more of its income over the last four quarters is derived from securities other than either government securities or securities issued by entities that it does not control which are not themselves engaged in the business of investing in securities.

It is not feasible for us to register as an "investment company" because the regulations promulgated under the Investment Company Act of 1940 are inconsistent with our business strategy, which is to acquire an operating business and continue as an operating company with an active business.

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

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in all sectors is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

We anticipate that in addition to our existing capital we will require minimal additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that with minimal additional capital we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended September 30, 2003, we incurred net income from discontinued operations of $92,280, however, we incurred a net loss of $92,269 from our continuing operations. We sold this business effective September 30, 2003 and we will no longer receive any revenues from this business. We have not generated any revenues since the disposition of our operating subsidiary and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of September 30, 2003, we had net income of $11. We also had an accumulated deficit of $969,890 as at September 30, 2003. At this time, our ability to generate any further revenues is uncertain.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for Our Shares

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

Possible Volatility of Share Prices

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.

These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Future Dilution

Our constating documents authorize the issuance of 200,000,000 pre-split or 2,500,000 post-split common shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Enforceability of Civil Liabilities Against Us

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Description of Property.

Our executive and head offices are located at 2114 Nanton Avenue, Vancouver, BC, Canada V6L 3C7. Until October 1, 2003, our executive and head offices were located at Suite 104 - 630 Columbia Street, New Westminster, BC, Canada V3M 1A5. Our telephone number is 604.737.6030 and our facsimile number is 604.737.6030. We rent this location from our officer and director, William McGinty at no cost on a month to month basis.

Item 3. Legal Proceedings.

We are not a party to any pending litigation and none is contemplated or threatened.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our stock is listed for quotation on the Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "GBSI", and the CUSIP number 37938W 20 7. Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, Telephone: 702.361.3033, Facsimile: 702.433.1979. Our common shares initially began trading on the OTCBB on April 17, 2001 under the trading symbol "GBIS". As such, the following are the high and low sales prices for each quarter (or portion of a quarter, as applicable) since April 17, 2001:

Quarter Ended	High	Low
September 30, 2003	$0.01	$0.007
June 30, 2003	$0.04	$0.01
March 31, 2003	$0.065	$0.001
December 31, 2002	$0.065	$0.025
September 30, 2002	$0.35	$0.055
June 30, 2002	$0.37	$0.08
March 31, 2002	$0.53	$0.13
December 31, 2001	$0.48	$0.07
September 30, 2001	$1.34	$0.20
June 30, 2001	$1.75	$0.01

On November 8, 2003, our board of directors approved an eighty (80) for one (1) reverse stock split of our authorized, issued and outstanding common stock. The Reverse Stock Split was effected with the Nevada Secretary of State on November 12, 2003 and as a result, our authorized capital decreased from 200,000,000 to 2,500,000 shares of common stock with a par value of $0.001. The Reverse Stock Split took effect with the OTCBB at the opening for trading on Thursday, December 18, 2003 under the new stock symbol GBSI. The new CUSIP number is 37938W 20 7.

On December 18, 2003, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.71875.

As of December 18, 2003, there were 83 holders of record of our common stock. As of such date, 1,508,198 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. .

Recent Sales of Unregistered Securities

We entered into subscription agreements dated October 22, 2003 with Gordon Smith, Michael Proctor, Donald Sutherland and Joseph Lewis pursuant to which we have issued an aggregate of 22,727,272 pre-split or 284,091 post-split shares of our common stock in a private placement transaction, for aggregate gross proceeds of $125,000.

We have also entered into certain debt settlement agreements dated October 22, 2003 pursuant to which we have agreed to settle certain indebtedness in the aggregate amount of $400,000 through the issuance of an aggregate of 58,228,571 pre-split or 727,857 post-split shares of our common stock at $0.007 per share, which represents 48.3% of our issued and outstanding common shares.

Our company had reasonable grounds to believe that the investors were all capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. All of the forgoing shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

We will continue to seek a new business opportunity or business combination over the 12 month period ending September 30, 2004. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Operating Results

Year Ended September 30, 2003 and Year Ended September 30, 2002

We reported a net income for the year ended September 30, 2003 of $11 or $0.00 per share compared to net loss of $211,649 or $0.01 per share for the year ended September 30, 2002.

The net income reported in the year ending September 30, 2003 was driven by the income from the disposition of our subsidiary Niew Industries, Inc., now a discontinued operations. The losses in the current year were primarily due to losses from our subsidiary Energy Medicine Developments Corp. of $250,297; and the increases in losses from our continuing operations from losses of $24,717 for the year ending September 30, 2002 to losses of $92,269 the year ending September 30, 2003. These losses consisted of our general and administrative expenses. Interest income for the year ended September 30, 2003 increased to $487 compared to $0 for the year ended September 30, 2002.

Our net income and losses were primarily derived from the now discontinued operations of our subsidiaries, Niew Industries Inc. and Energy Medicine Developments Corp. For the year ended September 30, 2002 these operations generated losses of $186,932; and for the year ended September 30, 2003, they generated income of $92,280, which primarily consisted of proceeds from the sale of Niew Industries Inc.

We disposed of Niew Industries, Inc to the former directors of Niew for $44,142 (CDN$70,000). The purchase price for the shares of Energy Medicine was $28,410, which consisted of the forgiveness of certain debts owed by us.

Liquidity and Capital Resources

As at September 30, 2003, we had a cash position of $0 and no net working capital.

On October 22, 2003 we entered into agreements for the issuance of an aggregate of 22,727,272 pre-split or 284,091 post-split shares of our common stock for aggregate gross proceeds of $125,000, in a private placement transaction.

We do not currently have sufficient cash resources to fund our normal operating expenses through the twelve month period ending September 30, 2004. We plan to raise a small amount of additional capital by way of private placement sufficient to fund our normal operating expenses. We also plan to use some of our existing cash resources supplemented by the additional small amount of capital we intend to raise, to pursue and fund new business opportunities over the period through September 30, 2004. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are investigated and evaluated.

Cash Requirements

Over the twelve month period ending September 30, 2004, we anticipate that we will have to raise a small amount of additional monies through private placements of our equity securities and/or debt financing. These funds in addition to our current working capital which was raised through the sale of marketable securities, will go to fund ongoing corporate maintenance expenses for the next twelve months. We plan to use these funds and our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain additional equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

As we require additional monies, we plan to raise such additional capital primarily through the private placement of our securities. Further, to the extent that such funds may be available to us, we may also enter into commercial loans or credit facilities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending September 30, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2004.

Employees

Over the twelve months ending September 30, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

Going Concern

Due to our not having generated any material revenues, in the consolidated financial statements for the year ended September 30, 2003, there is additional note disclosures describing concerns about our ability to continue as a going concern. Our consolidated financial statements contain this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2003, the Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $969,890 since inception through the year ended September 30, 2003.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated December 4, 2003

Consolidated Balance Sheets as at September 30, 2003 and September 30, 2002

Consolidated Statements of Operations for the year ended September 30, 2003, September 30, 2002 and for the period from January 15, 1997 (inception) through September 30, 2003

Consolidated Statements of Cash Flows for the year ended September 30, 2003, September 30, 2002 and for the period from January 15, 1997 (inception) through September 30, 2003

Consolidated Statements of Stockholders' Equity for the year ended September 30, 2003, September 30, 2002 and for the period from January 15, 1997 (inception) to September 30, 2003

Notes to Consolidated Financial Statements

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

- : -

INDEPENDENT AUDITOR'S REPORT

SEPTEMBER 30, 2003 AND 2002

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Global Innovative Systems, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended September 30, 2003 and for the period from January 15, 1997 (inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the two years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
December 4, 2003

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2003	2002
ASSETS
Current Assets:
Receivable from Sale of Subsidiary	$7,933	$-

Other Assets:
Net Assets of Discontinued Operations		45,957
	$7,933	$45,957
TOTAL ASSETS

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	$93,865	$69,743
Short-Term Notes Payable	24,169	-
Net Liabilities of Discontinued Operations-	-	491,618

Total Liabilities	118,034	561,361

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value, 2,500,000 shares
authorized, 1,224,054 and 461,331 shares issued and
outstanding at September 30, 2003 and 2002	1,224	461
Additional Paid-in Capital	858,565	448,939
Currency Translation Adjustment	-	5,097
Deficit Accumulated During the
Development Stage	(969,890)	(969,901)
Total Stockholders' Equity (Deficit)	(110,101)	(515,404)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,933	$45,957

The accompanying notes are an integral part of these financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative Since January 15, 1977 Inception of Development

	For the Year Ended September 30,

	2003	2002	Stage
REVENUES	$-	$-	$-
EXPENSES
General & Administrative	92,756	24,717	202,534

Other Income (Expense): Interest, net	487	-	487

Net Loss from Continuing Operations	(92,269)	(24,717)	(202,047)

Discontinued Operations
Income (Loss) from Operations of Niew
Industries, Inc. to be disposed, Including
Gain on Disposal of $344,977, net of tax
Effect of $0	342,577	26,368	(304,246)
Income (Loss) from Operations of Energy
Medicine Developments Corp., Including
Gain on disposal of $10,403, net of tax
Effect of $0	(250,297)	(213,300)	(463,597)
Net Income from Discontinued Operations	92,280	(186,932)	(767,843)
NET INCOME (LOSS)	$11	$(211,649)	(969,890)
Earnings per Share, Basic & Diluted
Income from continuing operations	$(0.20)	$(0.06)
Income (Loss) from discontinued operations	$0.20	$(0.47)
Loss Per Share	$-	$(0.53)
Weighted Average Shares Outstanding	465,834	397,901

The accompanying notes are an integral part of these financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,		Cumulative Since January 15, 1997 Inception of Development
	2003	2002	Stage
Cash Flows From Operating Activities
Net income (loss) for the period	$11	$(211,649)	$(969,890)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Net (Income) Loss from Discontinued Operations	(92,280)	186,932	672,713
(Increase) in Other Receivables	(7,933)	-	(7,933)
Increase in Accounts Payable & Accrued Liabilities	10,290	14,327	38,033
Net Cash Used in Continuing Activities	(89,912)	(10,390)	(267,077)
Net Cash Used in Discontinued Activities	45,481	(62,630)	(479,215)
Net Cash Used in Operating Activities	(44,431)	(73,020)	(746,292)

Cash Flows From Investing Activities
Net Cash from Discontinued Activities	44,431	44,509	65,821
Net Cash Used by Investing Activities	44,431	44,509	65,821

Cash Flows From Financing Activities
Net Cash from Discontinued Activities	-	28,717	677,086
Net Cash Provided by (Used in) Financing Activities	-	28,717	677,086

Increase (Decrease) in Cash	-	206	(3,385)
Effect of foreign exchange on cash	-	(206)	3,385
Cash at beginning of period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:

Shares issued for Subsidiaries and Shareholder payables	$425,598	$15,207	$436,071
Licenses acquired by issuance of accounts payable	$-	$-	$31,037
Settlement of accounts payable on termination of license	$-	$-	$26,057

The accompanying notes are an integral part of these financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Initial Capitalization, January 15, 1998	100	$67	$-	$-	$-	$67
April 15, 1998, Shares issued for cash	4,900	3,198	-	-	-	3,198
	5,000	3,265	-	-	-	3,265

Net Loss	-	-	-	-	(260,374)	(260,374)
Currency Translation Adjustment	-	-	-	8,588	-	8,588
Total Comprehensive Loss	-	-	-	8,588	(260,374)	(251,786)

Balance, as originally reported September 30, 1998	5,000	3,265	-	8,588	(260,374)	(248,521)
Retroactive adjustment for 80-1 reverse split December 18, 2003	(4,937)	(3,265)	3,265	-	-	-
Restated Balance September 30, 1998	63	-	3,265	8,588	(260,374)	(248,521)

Net Loss	-	-	-	-	(145,219)	(145,219)
Currency Translation Adjustment	-	-	-	(14,339)	-	(14,339)

Total Comprehensive Loss	-	-	-	(14,339)	(145,219)	(159,558)

Balance, September 30, 1999	63	-	3,265	(5,751)	(405,593)	(408,079)

October 31, 1999, Common Stock Redeemed	(36)	-	-	-	-	-
Adjustment for Reverse Acquisition	271,223	271	430,657	-	-	430,928
	271,250	271	433,922	(5,751)	(405,593)	22,849

Net Loss	-	-	-	-	(240,748)	(240,748)
Currency Translation Adjustment	-	-	-	(4,176)	-	(4,176)

Total Comprehensive Loss	-	-	-	(4,176)	(240,748)	(244,924)

Balance, September 30, 2000	271,250	$271	$433,922	$(9,927)	$(646,341)	$(222,075)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

	Common Stock		Additional Paid-In	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, September 30, 2000	271,250	$271	$433,922	$(9,927)	$(646,341)	$(222,075)

Net Loss	-	-	-	-	(111,911)	(111,911)
Currency Translation Adjustment	-	-	-	15,230	-	15,230

Total Comprehensive Loss	-	-	-	15,230	(111,911)	(96,681)

Balance, September 30, 2001	271,250	271	433,922	5,303	(758,252)	(318,756)

February 6, 2002, Acquire Energy Medicine	190,081	190	15,017	-	-	15,207
	461,331	461	448,939	5,303	(758,252)	(303,549)

Net Loss	-	-	-	-	(211,649)	(211,649)
Currency Translation Adjustment	-	-	-	(206)	-	(206)

Total Comprehensive Loss	-	-	-	(206)	(211,649)	(211,855)

Balance, September 30, 2002	461,331	461	448,939	5,097	$(969,901)	$(515,404)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Continued)

	Common Stock		Additional Paid-In	Cumulative Translation	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Adjustment	Stage	Total
Balance, September 30, 2002	461,331	$461	$448,939	$5,097	$(969,901)	$(515,404)

April 8, 2003, Acquire Energy Medicine	1,892	2	149	-	-	151
May 12, 2003, Acquire Energy Medicine	946	1	75	-	-	76
September 27, 2003, Acquire Energy Medicine	32,028	32	2,530	-	-	2,562
September 30, 2003, Debt Settlement	727,857	728	406,872	-	-	407,600
	1,224,054	1,224	858,565	5,097	(969,901)	(105,015)

Net Loss	-	-	-	-	11	11
Currency Translation Adjustment	-	-	-	(5,097)	-	(5,097)

Total Comprehensive Loss	-	-	-	(5,097)	11	(5,086)

Balance, September 30, 2003	1,224,054	$1,224	$858,565	$-	$(969,890)	$(110,101)

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

Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. During 2003, the Company sold its wholly owned subsidiary, Niew Industries, Inc. for cash ($70,000 Canadian).

Acquisition

On February 6, 2002, the Company exchanged 190,081 shares in exchange for 84% of Energy Medicine Developments Corp., (a Delaware company) owning the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device". Enermed Therapy treats multiple sclerosis and migraine headaches using extremely low frequency, patient specific, pulsed electromagnetic fields.

Energy Medicine Developments Corp. is in the development stage with only one asset, the worldwide marketing and distribution rights to the "Enermed Therapy" and the "Enermed Device", and no liabilities. Energy Medicine Developments Corp. was incorporated on March 27, 1997, under the laws of the state of Delaware, and has had no revenues to date, and has generated a net loss of $267 and $200 for the years ended September 30, 2002 and 2001.

During 2003, the Company exchanged an additional 2,789,291 shares in exchange for additional ownership of Energy Medicine Developments Corp. bringing the total ownership to 99.9%.

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

(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Global Innovative Systems, Inc. and the following wholly and majority owned subsidiaries:

* Niew Industries, Inc., a British Columbia corporation (100%)

* Energy Medicine Developments Corp., a Delaware corporation (99.9%)

The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. As of September 30, 2003, the Company has sold both of its subsidiaries.

Business Condition

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has accumulated operating losses of $969,890 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders and obtaining long term financing as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. Subsequent to the fiscal year end, the Company commenced a restructuring which included negotiating debt settlement arrangements with certain creditors; raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring; and consolidation of the capital of the Company. Upon successful completion of the restructuring, management has determined the Company will be better positioned to seek out and complete acquisitions and related financings. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

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

Depreciation

The Company has adopted the Financial Accounting Standards Board SFAS No. 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and (ii) long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates. All other assets, liabilities, and stockholders' equity are translated at historical exchange rates for past transactions and at year-end exchange rates for current and future transactions. Revenue and expense accounts are translated at the average exchange rates in effect during the year, except those related to assets and liabilities, which are translated at historical exchange rates. Re-measurement gains and losses are included in income.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2003 and 2002 approximates their fair values due to the short-term nature of these financial instruments.

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

(Continued)

ew Accounting Pronouncements (continued)

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

NOTE 2 - SHORT-TERM NOTES PAYABLE

The Company has borrowed $23,100 from a third party. The loan is payable on demand with interest at 10%. As of September 30, 2003, the principal balance of $23,100 plus accrued interest of $1,069 is due and payable and has been reported as short-term notes payable on the accompanying Balance sheet for September 30, 2003 .

NOTE 3 - COMMITMENTS

For the period from January 1, 2002 through August 30, 2003 the Company accrued consulting fees pursuant to consulting agreements with three companies; Alternative Health Care Research, Inc., owned/controlled by the Dr. Martha Lappin, a shareholder of the Company; IHR Integrated Healthcare Research, Inc., owned/controlled by Fraser Lawrie, former President and CEO of the Company; and CMC Collateral Management Canada Ltd., owned/Controlled by Robert Fletcher, former CFO and COO of the Company. Pursuant to the agreements, the Company agreed to pay a monthly remuneration of $7,900 per agreement for services rendered in connection with the management and oversight of the continued research and clinical trials of "Enermed Therapy" and the "Enermed Device" and management of the day to day business of the Company. During 2002 and 2003, the Company accrued a total of $474,000 pursuant to these agreements.

Effective September 30, 2003, the Company contracted to issue 58,228,571 shares of Common Stock and exchange its majority owned subsidiary Energy Medicine Developments, Corp., in settlement of $436,000 in accrued consulting fees. These shares were issued subsequent to September 30, 2003 with an effective date of September 30, 2003. The Company has agreed to pay the remaining $38,000 of accrued consulting fees in cash subject to completion of certain provisions in the settlement agreements.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - INCOME TAXES

As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $148,000 that may be offset against future taxable income through 2022 available to be carried forward indefinitely to reduce taxable income of future years. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The tax effect of temporary differences for Canadian and US tax purposes that give rise to the Company's deferred assets (liabilities) are as follows:
	2003	2002

Net operating losses	$50,320	$18,938
Undeducted expense	-	72,522
Valuations allowance	(50,320)	(91,460)

	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	2003	2002

Provision (Benefit) at US Statutory rate	$-	$(71,961)
Effect of taxation in Canada	-	1,931
Foreign Exchange & Other	41,140	(3,410)
Increase (Decrease) in Valuation Allowance	(41,140)	73,440

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - DISCONTINUED OPERATIONS

On January 22, 2003, the Company entered into an agreement to sell its wholly owned subsidiary, Niew Industries, Inc to the former directors of Niew for $44,142 ($70,000 Canadian). On January 27, 2003, the Company closed on the agreement and received a $36,892 down payment with $7,378 paid on February 3, 2003. As of September 30, 2003, $7,933 ($7,405 plus interest of $528), was receivable of which $7,405 was received subsequently.

The assets and liabilities Niew Industries, Inc., disposed of consisted of the following:
	January 27, 2003	September 30, 2002

Receivables	$23,424	$23,332
Machinery & equipment, net	4,375	4,625
Total assets	$27,799	$27,957

Accounts payable & accrued liabilities	$69,459	$65,865
Bank overdraft	1,508	3,122
Shareholder Payables	249,692	248,538
	$320,659	$317,525

On September 30, 2003, the Company entered into an agreement to sell its majority owned subsidiary, Energy Medicine Developments, Corp. to the former officers of the Company in settlement $28,400 in accrued consulting fees. The agreement closed on October 17, 2003 with an effective date of September 30, 2003.

The assets and liabilities Energy Medicine Developments, Corp., disposed of consisted of the following:
	September 29, 2003	September 30, 2002

Intangible Assets	$18,000	$18,000

Accounts payable & accrued liabilities	$-	$171,300
Minority Interest	3	2,793
Total liabilities	$3	$174,093

Net liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheets at September 30, 2003 and 2002. The 2002 balance sheet has been restated to conform with the current year's presentation.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - DISCONTINUED OPERATIONS (Continued)

Operating results of these discontinued operation for the year ended September 30, 2003 and 2002 are shown separately in the accompanying consolidated statements of operations. The operating statement for 2002 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended September 30, 2003 and 2002 consist of:
	For the year ended September 30,
	2003	2002

Revenues	$-	$-
Expenses	(263,100)	(250,517)
Gain on Sale of Assets	355,380	63,585
Net Income (Loss)	92,280	(186,932)

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the fiscal year end, the Company completed on its contractual obligation effective September 30, 2003 and issued 727,857 shares of common stock to settle $407,600 of indebtedness. These shares have been reported in the accompanying Consolidated Statement of Changes in Stockholders' Equity.

Subsequent to the fiscal year end, the Company completed a private placement of 284,091 shares of common stock for aggregate proceeds of $125,000. These funds will be used to settle outstanding obligations of the Company and to pay costs related to the planned restructuring of the Company and for working capital.

On November 8, 2003 the Board of Directors authorized an 80 to 1 reverse stock split. The reverse stock split was effective December 18, 2003. As a result of the split, the authorized shares decreased from 200,000,000 to 2,500,000. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William McGinty	Director and President	56	October 22, 2003 (President) November 7, 2003 (Director)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William McGinty

Mr. McGinty became our President, Secretary and Treasurer on October 22, 2003 upon the resignations of Messrs. Lawrie and Fletcher as officers of our company. Mr. McGinty will be appointed a Director as of November 7, 2003

From 1995 to 2000 Mr. McGinty was employed by CallDirect Enterprises Inc., which he co-founded. CallDirect was a direct-mail catalogue company selling telecommunication products across Canada, (headsets and cordless phone systems). At CallDirect Mr. McGinty acted in the capacity of VP Marketing and later President. From September 2000 through July 2001 Mr. McGinty worked under contract with Canada Payphone Corp. as manager of operations. From September 2001 to September 2003 Mr. McGinty has acted as a consultant to Digitel Systems.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended September 30, 2003. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Nevada General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Family Relationships

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officers of our company are related by blood or marriage.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

We currently do not have an audit nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended September 30, 2003, 2002 and 2001. For the years ended September 30, 2003 and 2002, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

We have signed consulting agreements with three companies; Alternative Health Care Research Inc., owned/controlled by the Dr. Martha Lappin, a shareholder of our company; IHR Integrated Healthcare Research Inc., owned/controlled by Fraser Lawrie, former president and CEO of our company; and CMC Collateral Management Canada Ltd., owned/controlled by Robert Fletcher, former CFO and COO of our company. Pursuant to the agreements, we have agreed to pay a monthly remuneration of $7,900 per agreement for services rendered in connection with the management and oversight of the continued research and clinical trials of "Enermed Therapy" and the "Enermed Device" and management of our day to day business. The agreements were effective for a period of five years beginning January 1, 2002. All of the foregoing agreements were terminated on August 30,2003.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we plan to issue stock options to our directors, officers and employees in the near future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended September 30, 2003 and September 30, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended September 30,2003 by any officers or directors of our company.

Directors Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Certain Relationships and Related Transactions

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

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 19, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William McGinty 2114 Nanton Avenue Vancouver, B.C. Canada V6L 3C7	150,000	9.9%
Directors and Executive Officers as a Group	150,000 common shares	9.9%

(1) Based on 1,508,198 shares of common stock issued and outstanding as of December 19, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

A change of control occurred on October 15, 2003 as the result of the resignations of Fraser Lawrie and Robert Fletcher from our board of directors, the appointment of Mr. McGinty to our board of directors, and the acquisition by William McGinty of an aggregate of 12,000,000 pre-split or 150,000 post-split shares of common stock from Fraser Lawrie and Robert Fletcher.

In addition, we have entered into subscription agreements dated October 22, 2003 with Gordon Smith, Michael Proctor, Donald Sutherland and Joseph Lewis pursuant to which we have agreed to issue an aggregate of 22,727,272 pre-split and 284,091 post-split shares of our common stock to the subscribers. We have also entered into certain debt settlement agreements dated October 22, 2003 pursuant to which we have agreed to settle certain indebtedness in the aggregate amount of $400,000 through the issuance of an aggregate of 58,228,571 pre-split and 727,857 post-split shares of our common stock at $0.007 per share. We anticipate that we will issue the foregoing shares in regards to the subscription agreements and debt settlement agreements on or about December 19, 2003.

The shares of our common stock to be acquired or issued in the foregoing transactions collectively represents 77% of our issued and outstanding voting stock.

Item 12. Certain Relationships and Related Transactions.

Other than as described below or under the heading "Executive Compensation", there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

We have agreed to the sale of all of the issued and outstanding shares of our subsidiary, Energy Medicine, owned by us to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement (the "Agreement") dated September 30, 2003 (the "Sale"). On October 22, 2003 our Board of Directors approved the Sale of Energy Medicine, as a result of our change in control, as discussed in our information statement on Schedule 14f-1, which was filed and mailed to our registered shareholders on October 29, 2003. Due to our change in control, our new management intends to pursue other opportunities unrelated to the business of Energy Medicine.

The Agreement for the Sale of Energy Medicine was made with Fraser Lawrie and Robert Fletcher, our former directors and officers. Under the terms of the Agreement, the purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us to Messrs. Lawrie and Fletcher or to companies controlled by Messrs Lawrie and Fletcher.

We were of the view that Messrs. Lawrie and Fletcher represented the only viable purchasers of Energy Medicine, given their familiarity with Energy Medicine. Further, given that fact that Energy Medicine had not generated any revenues to date, we determined that it would be unlikely that a third party would realistically express any interest in acquiring Energy Medicine.

Item 13. Exhibits and Reports on Form 8-K.

None.

Financial Statements

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated December 4, 2003

Consolidated Balance Sheets as at September 30, 2003 and September 30, 2002

Consolidated Statements of Operations for the year ended September 30, 2003, September 30, 2002 and for the period from January 15, 1997 (inception) through September 30, 2003

Consolidated Statements of Cash Flows for the year ended September 30, 2003, September 30, 2002 and for the period from January 15, 1997 (inception) through September 30, 2003

Consolidated Statements of Stockholders' Equity for the year ended September 30, 2003, September 30, 2002 and for the period from January 15, 1997 (inception) to September 30, 2003

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.2 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

(10) Material Contracts

10.1 Acquisition Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Corp., dated October 2, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on January 15, 2002)

10.2 Royalty Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Inc., dated October 4, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on January 15, 2002)

10.3 Purchase Agreement between Global Innovative Systems Inc. and Energy Medicine Developments (North America) Inc., dated October 2, 2001 (incorporated by reference from our Current Report on Form 8-K filed on February 7, 2002)

10.4 Form of Share Exchange Agreement between Global Innovative Systems Inc., Energy Medicine Developments Corp., Energy Medicine Developments (North America) Inc. and individual shareholders of both Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 7, 2002)

10.5 Share Purchase Agreement, dated September 30, 2003, between Global Innovative Systems Inc., Fraser Lawrie and Robert Fletcher (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003)

10.6 Acquisition Agreement, dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems, Inc.

(31) Section 302 Certifications

31.1 Certification

(32) Section 906 Certification

32.1 Certification

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman and chief financial officer. Based upon that evaluation, our company's chairman and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ William McGinty
William McGinty, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Date: December 23, 2003