Form 10QSB
period 2003-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2004-02-13
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-30299

GLOBAL INNOVATIVE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2114 Nanton Avenue, Vancouver, BC, Canada V6L 3C7
(Address of principal executive offices)
604.737.6030
(Issuer's telephone number)
N/A
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

1,508,272 common shares issued and outstanding as at February 4, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2003 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31 2003	SEPTEMBER 30 2003

ASSETS

Current
Cash	$8,207	$-
Receivable from sale of subsidiary	-	7,933

	$8,207	7,933

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,590	$93,865
Short term notes payable	-	24,169

	7,590	118,034

SHAREHOLDERS' DEFICIENCY

Common Stock (Note 4)
Authorized:
2,500,000 common shares, par value $0.001 per share

Issued and outstanding:
1,508,145 common shares at December 31, 2003 and
1,224,054 common shares at September 30, 2003	1,508	1,224

Additional paid-in capital	983,281	858,565

Deficit Accumulated During The Development Stage	(984,172)	(969,890)

	617	(110,101)

	$8,207	$7,933

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1977 TO DECEMBER 31
	2003	2002	2003

Expenses
General and administrative	$14,282	$2,447	$217,107

Other Income (Expense)
Interest, net	-	-	487

Net Loss From Continuing Operations	(14,282)	(2,447)	(216,620)

Discontinued Operations
Loss from operations of Niew Industries, Inc. to be disposed, including gain on disposal, net of tax effect of $0	-	(2,400)	(304,246)
Loss from operations of Energy Medicine Developments Corp., including gain on disposal, net of tax effect of $0	-	(71,100)	(463,597)

Net Loss From Discontinued Operations	-	(73,500)	(767,843)

Net Loss For The Period	$(14,282)	$(75,947)	$(984,463)

Loss Per Share, Basic and diluted
Loss from continuing operations	$(0.01)	$-
Loss from discontinued operations	-	(0.16)

Loss Per Share	$(0.01)	$(0.16)

Weighted Average Number Of Shares Outstanding	1,440,210	461,331

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1997 TO DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(14,282)	$(75,947)	$(984,172)

Adjustments To Reconcile Net Loss To Net Cash Provided By Operating Activities
Net loss from discontinued operations	-	73,500	672,713
Decrease in other receivables	7,933	-	-
(Decrease) Increase in accounts payable and accrued liabilities	(86,275)	2,447	(72,411)

Net cash used in continuing activities	(92,624)	-	(383,870)
Net cash used in discontinued activities	-	(262)	(479,215)

	(92,624)	(262)	(863,085)

Cash Flows From Investing Activity
Net cash from discontinued activities	-	-	65,821

Cash Flows From Financing Activities
Share capital issued	125,000	-	125,000
Payments on short term notes payable	(24,169)	-	-
Net cash from discontinued activities	-	1,154	677,086

	100,831	1,154	802,086

Increase In Cash	8,207	892	4,822

Effect Of Foreign Exchange On Cash	-	(892)	3,385

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$8,207	$-	$8,207

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries, Inc. ("Niew"). The transaction resulted in Niew becoming a wholly-owned subsidiary of the Company. Since the stockholders of Niew controlled 55% of the combined entity after the merger and the business of Niew presents the only operations of the new entity, the transaction was recorded as a recapitalization of Niew. As such, the historical financial information of the Company is that of Niew.

Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. During the year ended September 30, 2003, the Company sold its wholly-owned subsidiary, Niew Industries, Inc., for cash (CDN$70,000).

b) Development Stage Activities

The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 - "Accounting and Reporting by Development Stage Enterprises", is considered a development stage company. The Company was organized to pursue the acquisition and development of Energy Medicine Development Corp. and Niew Industries, Inc. As at September 30, 2003, the Company has sold both of its subsidiaries. During the quarter ended December 31, 2003, the Company was seeking new business opportunities.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2. NATURE OF OPERATIONS (Continued)

c) Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has accumulated operating losses of $984,172 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders, and obtaining long term financing, as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. Subsequent to the fiscal year end, the Company commenced a restructuring which included negotiating debt settlement arrangements with certain creditors, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring, and consolidation of the capital of the Company. Upon successful completion of the restructuring, management has determined the Company will be better positioned to seek out and complete acquisitions and related financings. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Consolidation

The consolidated financial statements include the accounts of Global Innovative Systems, Inc. and the following wholly-owned and majority-owned subsidiaries:

- Niew Industries, Inc., a British Columbia corporation (100%)

- Energy Medicine Developments Corp., a Delaware corporation (99.9%)

The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. As of September 30, 2003, the Company has sold both of its subsidiaries.

b) Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates. All other assets, liabilities and stockholders' equity are translated at historical exchange rates for past transactions, and at year end exchange rates for current and future transactions. Revenue and expense accounts are translated at the average exchange rates in effect during the year, except those related to assets and liabilities, which are translated at historical exchange rates. Re-measurement gains and losses are included in income.

c) Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003.

d) Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4. COMMON STOCK

The Company completed a private placement of 284,091 shares of common stock for aggregate proceeds of $125,000. These funds will be used to settle outstanding obligations of the Company and to pay costs related to the planned restructuring of the Company and for working capital.

On November 8, 2003, the board of directors authorized 80 to 1 reverse stock split. The reverse stock split was effective December 18, 2003. As a result of the split, the authorized shares decreased from 200,000,000 to 2,500,000. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us" and "our" mean Global Innovative Systems, Inc., unless otherwise indicated.

General Overview

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

On October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy

Medicine Developments Corp. in exchange for 225,000 common shares post-split (18,000,000 of our common shares pre-split). Energy Medicine Developments Corp. owns the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device as described below. Also on October 2, 2001, and also as described in our annual report on Form 10-KSB for the year ended September 30, 2001, we entered into a Purchase Agreement with Energy Medicine Developments (North America) Inc., a company incorporated in the province of British Columbia. Pursuant to the terms of the Purchase Agreement, we agreed to purchase 100% of Energy Medicine Developments (North America) Inc.'s issued and outstanding shares for a purchase price of $300,000.

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

The Agreement for the Sale of Energy Medicine was made with Fraser Lawrie and Robert Fletcher, our former directors and officers. Under the terms of the Agreement, the purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us to Messrs. Lawrie and Fletcher or to companies controlled by Messrs. Lawrie and Fletcher.

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

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

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

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

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

We are presently seeking to identify a new business opportunity. As of the date of this quarterly report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2004. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Operating Results

Quarter Ended December 31, 2003 and Quarter Ended December 31, 2002

We did not generate any revenue for the three month period ending December 31, 2003. We reported a net loss for the quarter ended December 31, 2003 of $14,282 or $0.01 per share compared to a net loss of $75,947 or $0.16 per share for the quarter ended December 31, 2002. The decrease in our net loss was primarily due to the discontinued operations of Niew Industries, Inc. and Energy Medicine Developments Corp. Specifically, Energy Medicine Developments Corp. had generated losses from operations of $71,100 for the three month period ended December 31, 2002.

Our general and administrative expenses increased in the three months ended December 31, 2003 to $14,282, from $2,447 in total general and administrative expenses for the three months ended December 31, 2002, due to increased expenses resulting from compliance with our corporate and regulatory obligations and our restructuring efforts. Interest income for the quarter ended December 31, 2003 was $nil compared to $nil for the quarter ended December, 2002.

We disposed of Niew Industries, Inc. to the former directors of Niew for $44,142 (CDN$70,000). The purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us.

Liquidity and Capital Resources

As at December 31, 2003, we had a cash position of $8,207 and working capital of $617.

On October 22, 2003 we entered into agreements for the issuance of an aggregate of 284,091 post-split (22,727,272 pre-split) shares of our common stock for aggregate gross proceeds of $125,000, in a private placement transaction. From these proceeds we used $92,624 in regards to our continuing activities (accounts payable and accrued liabilities) and made a payment of $24,167 on short term notes.

On December 10, 2003, we issued an aggregate of 727,857 post-split (58,228,571 post-split) shares of our common stock in settlement of certain indebtedness in the aggregate amount of $407,600 pursuant to debt settlement agreements that we had entered into on September 30, 2003, as reported in our audited financial statements for the year ended September 30, 2003.

We do not currently have sufficient cash resources to fund our normal operating expenses through the twelve month period ending December 31, 2004. We plan to raise a small amount of additional capital by way of private placement sufficient to fund our normal operating expenses. We also plan to use some of our existing cash resources supplemented by the additional small amount of capital we intend to raise, to pursue and fund new business opportunities over the period through December 31, 2004. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are investigated and evaluated.

Cash Requirements

Over the twelve month period ending December 31, 2004, we anticipate that we will have to raise approximately $25,000 through private placements of our equity securities and/or debt financing. These funds in addition to our current working capital which was raised through the sale of marketable securities, will go to fund ongoing corporate maintenance expenses for the next twelve months. We plan to use these funds and our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain additional equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending December 31, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2004.

Employees

Over the twelve months ending December 31, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended September 30, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $969,890 since inception through the year ended September 30, 2003, and additional losses of $14,282 for the three month period ending December 31, 2003.

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

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

The loss of our present directors and officers would affect our ability to identify a suitable business opportunity or enter into a suitable business operation

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

If we are unable to obtain additional capital to finance the development of any business opportunity that we acquire, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire

We anticipate that in addition to our existing capital we will require minimal additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that with minimal additional capital we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably

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

We have not generated any revenues and our ability to generate revenues is uncertain

For the year ended September 30, 2003, we incurred net income from discontinued operations of $92,280, however, we incurred a net loss of $92,269 from our continuing operations. We sold this business effective September 30, 2003. We are a development stage company. We have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. We had a cumulative net loss of $984,172 from inception to December 31, 2003. At this time, our ability to generate any further revenues is uncertain.

There is no assurance that we will successfully locate business opportunities which have established operating histories

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

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

We are dependent upon management's personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

We have not conducted a market research on the demand for the acquisition of a business opportunity or combination and there is no assurance that we will successfully complete such an acquisition or combination

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares or resign as members of our board of directors

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue such number of shares which would reduce the percentage of share ownership held by shareholders which may result in a change of control of our company

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

The requirement of audited financial statements may disqualify a potential business opportunity or combination

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Upon completion of a business opportunity or combination there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock

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

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 2,500,000 post-split (200,000,000 pre-split) common shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our by-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of all of our assets being located outside the United States and a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On November 8, 2003, our board of directors approved an eighty (80) for one (1) reverse stock split of our authorized, issued and outstanding common stock. The reverse stock split was effected with the Nevada Secretary of State on November 12, 2003. As a result, our authorized capital decreased from 200,000,000 to 2,500,000 shares of common stock with a par value of $0.001. The reverse stock split was effective with the OTC Bulletin Board at the opening for trading on Thursday, December 18, 2003, under the new stock symbol GBSI. Our new CUSIP number is 37938W 20 7.

On December 10, 2003 we issued an aggregate of 284,091 post-split (22,727,272 pre-split) shares of our common stock to Gordon Smith, Michael Proctor, Donald Sutherland and Joseph Lewis pursuant in a private placement transaction. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

On December 10, 2003 we issued an aggregate of 727,857 post-split (58,228,571 pre-split) shares of our common stock in settlement of certain indebtedness in the aggregate amount of $407,600. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 11, 2004 we filed a Definitive Schedule 14C Information Statement with the Securities and Exchange Commission. The Information Statement was furnished to stockholders for the purpose of informing the stockholders in regards to:

(a) an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 2,500,000 shares to 200,000,000 shares, par value of $0.001 per share;

(b) an amendment to our Articles of Incorporation for the alteration of our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share (the "Preferred Shares"), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares;

(collectively, the "Amendments"); and

(c) the sale of all of the issued and outstanding shares of our subsidiary, Energy Medicine Developments Corp. owned by us to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement dated September 30, 2003 (the "Sale").

Shareholder approval for the Amendments to our Articles and the approval of the Sale was obtained by written consent of shareholders owning 1,212,252 shares of our common stock, which represented 80.04% on the record date, January 30, 2004. The increase in our authorized capital and the creation of the Preferred Shares will not become effective until not less than twenty (20) days after a Schedule 14C Information Statement is first mailed to shareholders of our common stock and until the appropriate filings have been made with the Nevada Secretary of State.

Item 5. Other Information.

On October 15, 2003 a change of control occurred as the result of the resignations of Fraser Lawrie and Robert Fletcher from our board of directors, the appointment of Mr. McGinty to our board of directors, and the acquisition by William McGinty of an aggregate of 150,000 post-split (12,000,000 pre-split) shares of common stock from Fraser Lawrie and Robert Fletcher.

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the quarter ended December 31, 2003. All the proceedings of the board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Nevada General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On November 7, 2003, we filed a Form 8-K Current Report announcing the change in control and the disposition of our subsidiary, Energy Medicine Developments Corp.

On December 17, 2003, we filed a Form 8-K Current Report announcing an eighty (80) to one (1) reverse stock split of our authorized, issued and outstanding common stock.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Articles of Incorporation

3.1 Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.2 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.4 Certificate of Reverse Stock Split filed with the Nevada Secretary of State on November 12, 2003 (incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003)

(10) Material Contracts

10.1 Acquisition Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Corp., dated October 2, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on January 15, 2002)

10.2 Royalty Agreement between Global Innovative Systems Inc. and Energy Medicine Developments Inc., dated October 4, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on January 15, 2002)

10.3 Purchase Agreement between Global Innovative Systems Inc. and Energy Medicine Developments (North America) Inc., dated October 2, 2001 (incorporated by reference from our Current Report on Form 8-K filed on February 7, 2002)

10.4 Form of Share Exchange Agreement between Global Innovative Systems Inc., Energy Medicine Developments Corp., Energy Medicine Developments (North America) Inc. and individual shareholders of both Energy Medicine Developments Corp. and Energy Medicine Developments (North America) Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 7, 2002)

10.5 Share Purchase Agreement, dated September 30, 2003, between Global Innovative Systems Inc., Fraser Lawrie and Robert Fletcher (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003)

10.6 Acquisition Agreement, dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on December 23, 2003)

(31) 302 Certifications

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) 906 Certifications

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William McGinty
William McGinty, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer

Date: February 13, 2004