Form 10QSB
period 2004-03-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2004-05-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-30299
GLOBAL INNOVATIVE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2114 Nanton Avenue, Vancouver, BC V6L 3C7, Canada
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,508,274 common shares issued and outstanding as of May 6, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEET

(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31, 2004	SEPTEMBER 30, 2003

		(Audited)
ASSETS

Current
Cash	$ 752	$ -
Receivable from sale of subsidiary	-	7,933

	$ 752	7,933

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 10,337	$ 93,865
Short term notes payable	-	24,169

	10,337	118,034

SHAREHOLDERS' DEFICIENCY

Common Stock (Note 4)
Authorized:
200,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
1,508,145 common shares at March 31, 2004 and
1,224,054 common shares at September 30, 2003	1,508	1,224

Additional paid-in capital	983,281	858,565

Deficit Accumulated During The Development Stage	(994,374)	(969,890)

	(9,585)	(110,101)

	$ 752	$ 7,933

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS

(Unaudited)
(Stated in U.S. Dollars)
	THREE MONTHS ENDED MARCH 31		SIX MONTHS ENDED MARCH 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1977 TO MARCH 31
	2004	2003	2004	2003	2004

Expenses
General and administrative	$ 10,202	$ 16,647	$ 24,484	$ 19,094	$ 227,018

Other Income
Interest, net	-	-	-	-	487

Net Loss From Continuing Operations	(10,202)	(16,647)	(24,484)	(19,094)	(226,531)

Discontinued Operations
Loss from operations of Niew Industries, Inc. to be disposed, including gain on disposal of $344,977, net of tax effect of $0	-	324,156	-	321,756	(304,246)
Loss from operations of Energy Medicine Developments Corp., including gain on disposal of $10,403, net of tax effect of $0	-	(71,100)	-	(142,200)	(463,597)

Net (Loss) Income From Discontinued Operations	-	253,056	-	179,556	(767,843)

Net (Loss) Income For The Period	$ (10,202)	$ 236,409	$ (24,484)	$ 160,462	$ (994,374)

Loss Per Share, Basic and diluted
Loss from continuing operations	$ (0.01)	$ (0.04)	$ (0.02)	$ (0.04)
Loss from discontinued operations	-	(0.55)	-	0.39

Loss Per Share	$ (0.01)	$ 0.51	$ (0.02)	$ 0.35

Weighted Average Number Of Shares Outstanding	1,508,145	461,331	1,469,334	461,331

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)
	SIX MONTHS ENDED MARCH 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1997 TO MARCH 31
	2004	2003	2004

Cash Flows From Operating Activities
Net (loss) income for the period	$ (24,484)	$ 160,462	$ (994,374)

Adjustments To Reconcile Net Loss To Net Cash Provided By Operating Activities
Net (income) loss from discontinued operations	-	(179,556)	672,713
Decrease in other receivables	7,933	6,806	-
(Decrease) Increase in accounts payable and accrued liabilities	(83,528)	(22,012)	(69,664)

Net cash used in continuing activities	(100,079)	(34,300)	(391,325)
Net cash used in discontinued activities	-	(2,400)	(479,215)

	(100,079)	(36,700)	(870,540)

Cash Flows From Investing Activity
Net cash from discontinued activities	-	40,643	65,821

Cash Flows From Financing Activities
Share capital issued	125,000	-	125,000
Payments on short term notes payable	(24,169)	-	-
Net cash from discontinued activities	-	1,154	677,086

	100,831	1,154	802,086

Increase In Cash	752	5,097	(2,633)

Effect Of Foreign Exchange On Cash	-	(5,097)	3,385

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$ 752	$ -	$ 752

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto.

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

b) Development Stage Activities

The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 - "Accounting and Reporting by Development Stage Enterprises", is considered a development stage company. The Company was organized to pursue the acquisition and development of Energy Medicine Development Corp. and Niew Industries, Inc. As at September 30, 2003, the Company has sold both of its subsidiaries. During the quarter ended March 31, 2004, the Company was seeking new business opportunities.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

2. NATURE OF OPERATIONS (Continued)

c) Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has accumulated operating losses of $994,374 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders, and obtaining long term financing, as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. Subsequent to the fiscal year end, the Company commenced a restructuring which included negotiating debt settlement arrangements with certain creditors, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring, and consolidation of the capital of the Company. Upon successful completion of the restructuring, management has determined the Company will be better positioned to seek out and complete acquisitions and related financings. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

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

MARCH 31, 2004
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

c) Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2004.

d) Income Taxes

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

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4. COMMON STOCK

On October 25, 2003, the Company completed a private placement of 284,091 shares of common stock for aggregate proceeds of $125,000. These funds were used to settle outstanding obligations of the Company and to pay costs related to the planned restructuring of the Company and for working capital.

On November 8, 2003, the board of directors authorized 80 to 1 reverse stock split. The reverse stock split was effective December 18, 2003. As a result of the split, the authorized shares decreased from 200,000,000 to 2,500,000. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

On March 3, 2004, the Company amended its Articles of Incorporation. As a result, the authorized capital stock of the Company was amended to have 200,000,000 shares of common stock, $0.001 par value, of which 1,508,145 are issued and outstanding, and 1,000,000 shares of preferred stock, $0.001 par value, of which no preferred shares are issued and outstanding.

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

We will continue to seek a new business opportunity or business combination over the 12 month period ending March 31, 2005. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Operating Results

Quarter Ended March 31, 2004 and Quarter Ended March 31, 2003

We did not generate any revenue for the six month period ending March 31, 2004. We reported a net loss for the quarter ended March 31, 2004 of $24,484 or $0.02 per share compared to a net loss of $161,294 or $0.35 per share for the quarter ended March 31, 2003. The decrease in our net loss was primarily due to the discontinued operations of Niew Industries, Inc. and Energy Medicine Developments Corp.

Our general and administrative expenses decreased in the six months ended March 31, 2004 to $24,484, from $161,294 in total general and administrative expenses for the six months ended March 31, 2003, due to to the discontinued operations of Niew Industries, Inc. and Energy Medicine Developments Corp. Interest income for the quarter ended March 31, 2004 was $nil compared to $nil for the quarter ended March 31, 2003.

We disposed of Niew Industries, Inc. to the former directors of Niew for $44,142 (CDN$70,000). The purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us.

Liquidity and Capital Resources

As at March 31, 2004, we had a cash position of $752 and a working capital deficit of $9,585.

We do not currently have sufficient cash resources to fund our normal operating expenses through the twelve month period ending March 31, 2005. We plan to raise a small amount of additional capital by way of private placement sufficient to fund our normal operating expenses. We also plan to use some of our existing cash resources supplemented by the additional small amount of capital we intend to raise, to pursue and fund new business opportunities over the period through March 31, 2005. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are investigated and evaluated.

Cash Requirements

Over the twelve month period ending March 31, 2005, we anticipate that we will have to raise approximately $25,000 through private placements of our equity securities and/or debt financing. These funds in addition to our current working capital which was raised through the sale of marketable securities, will go to fund ongoing corporate maintenance expenses for the next twelve months. We plan to use these funds and our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain additional equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending March 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2005.

Employees

Over the twelve months ending March 31, 2005, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after March 31, 2004 irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $994,374 since inception through March 31, 2004.

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

We have not generated any revenues and our ability to generate revenues is uncertain

For the year ended September 30, 2003, we incurred net income from discontinued operations of $92,280, however, we incurred a net loss of $92,269 from our continuing operations. We sold this business effective September 30, 2003. We are a development stage company. We have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. We had a cumulative net loss of $994,374 from inception to March 31, 2004. At this time, our ability to generate any revenues is uncertain.

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

OurBy-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).
3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).
3.3	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).
3.4	Certificate of Reverse Stock Split filed with the Nevada Secretary of State on November 12, 2003 (incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003).
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 3, 2004
(10)	Material Contracts
10.1

Share Purchase Agreement, dated September 30, 2003, between Global Innovative Systems Inc., Fraser Lawrie and Robert Fletcher (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003).

10.2

Acquisition Agreement, dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on December 23, 2003).

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS INC.

By: /s/ William McGinty
William McGinty
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ William McGinty
William McGinty	President, Secretary and Treasurer	May 13, 2004