Form 10QSB
period 2004-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2004-08-13
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,508,274 common shares issued and outstanding as of July 27, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30 2004	SEPTEMBER 30 2003

		(Audited)
ASSETS
Current
Cash	$879	$--
Receivable from sale of subsidiary	--	7,933

	$879	7,933

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,923	$93,865
Short term notes payable	9,148	24,169

	16,071	118,034

SHAREHOLDERS' DEFICIENCY
Common Stock (Note 4)
Authorized:
200,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
1,508,145 common shares at June 30, 2004 and
1,224,054 common shares at September 30, 2003	1,508	1,224
Additional paid-in capital	983,281	858,565
Deficit Accumulated During The Development Stage	(999,981)	(969,890)

	(15,192)	(110,101)

	$879	$7,933

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		NINE MONTHS ENDED JUNE 30		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1977 TO JUNE 30
	2004	2003	2004	2003	2004

Expenses
General and administrative	$5,607	$8,948	$30,091	$28,042	$232,625
Other Income
Interest, net	--	--	--	--	487

Net Loss From Continuing Operations
	(5,607)	(8,948)	(30,091)	(28,042)	(232,138)

Discontinued Operations
Loss from operations of Niew
Industries, Inc. to be disposed,
including gain on disposal of
$344,977, net of tax effect of $0	--	--	--	321,756	(304,246)
Loss from operations of Energy
Medicine Developments Corp.,
including gain on disposal of
$10,403, net of tax effect of $0	--	(71,100)	--	(213,300)	(463,597)

Net (Loss) Income From Discontinued
Operations	--	(71,100)	--	108,456	(767,843)

Net (Loss) Income For The Period	$(5,607)	$(80,048)	$(30,091)	$80,414	$(999,981)

Income (Loss) Per Share, Basic and
diluted
(Loss) from continuing operations	$--	$(0.02)	$(0.02)	$(0.06)
Income (Loss) from discontinued
operations	--	(0.15)	--	0.23

Loss Per Share	$--	$(0.17)	$(0.02)	$0.17

Weighted Average Number of Shares
Outstanding	1,508,145	463,600	1,483,261	462,471

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED JUNE 30		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1997 TO JUNE 30
	2004	2003	2004

Cash Flows From Operating Activities
Net (loss) income for the period	$(30,091)	$80,414	$(999,981)
Adjustments To Reconcile Net Loss To Net Cash Provided By
Operating Activities
Net (income) loss from discontinued operations	--	(108,456)	672,713
Decrease in other receivables	7,933	7,378	--
(Decrease) in accounts payable and accrued
liabilities	(86,942)	(17,735)	(73,078)
Increase in short term notes payable	9,148	--	9,148

Net cash used in continuing activities	(99,952)	(38,399)	(391,198)
Net cash used in discontinued activities	--	(2,400)	(479,215)

	(99,952)	(40,799)	(870,413)

Cash Flows From Investing Activity
Net cash from discontinued activities	--	40,643	65,821

Cash Flows From Financing Activities
Share capital issued	125,000	--	125,000
Payments on short term notes payable	(24,169)	--	--
Advances from directors and officers	--	5,243	--
Net cash from discontinued activities	--	1,154	677,086

	100,831	6,397	802,086

Increase In Cash	879	6,241	(2,506)
Effect Of Foreign Exchange On Cash	--	(6,241)	3,385
Cash, Beginning Of Period	--	--	--

Cash, End Of Period	$879	$--	$879

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries, Inc. (“Niew”). The transaction resulted in Niew becoming a wholly-owned subsidiary of the Company. Since the stockholders of Niew controlled 55% of the combined entity after the merger and the business of Niew presents the only operations of the new entity, the transaction was recorded as a recapitalization of Niew. As such, the historical financial information of the Company is that of Niew.

Niew was incorporated on January 15, 1997 under the British Columbia Company Act. The Company was inactive until March 23, 1998 when it began the development of a twin rotating asphalt mixing system. During the year ended September 30, 2003, the Company sold its wholly-owned subsidiary, Niew Industries, Inc., for cash (CDN$70,000).

b) Development Stage Activities

The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 – “Accounting and Reporting by Development Stage Enterprises”, is considered a development stage company. The Company was organized to pursue the acquisition and development of Energy Medicine Development Corp. and Niew Industries, Inc. As at September 30, 2003, the Company has sold both of its subsidiaries. During the quarter ended June 30, 2004, the Company was seeking new business opportunities.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

2.    NATURE OF OPERATIONS (Continued)

c) Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has accumulated operating losses of $999,981 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders, and obtaining long term financing, as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. Subsequent to the fiscal year end, the Company commenced a restructuring which included negotiating debt settlement arrangements with certain creditors, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring, and consolidation of the capital of the Company. Upon successful completion of the restructuring, management has determined the Company will be better positioned to seek out and complete acquisitions and related financings. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

b) Foreign Currency Translation

The Company’s primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates. All other assets, liabilities and stockholders’ equity are translated at historical exchange rates for past transactions, and at year end exchange rates for current and future transactions. Revenue and expense accounts are translated at the average exchange rates in effect during the year, except those related to assets and liabilities, which are translated at historical exchange rates. Re-measurement gains and losses are included in income.

c) Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2004.

d) Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 –“Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004
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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” mean Global Innovative Systems, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.”. On May 18, 1998, we changed our name to “Global Commonwealth Inc.”. On November 12, 1999, we changed our name to our current name of “Global Innovative Systems, Inc.”. Our corporate offices are located at 2114 Nanton Avenue, Vancouver, BC V6L 3C7. Our telephone number is 604.737.6030 and our facsimile number is 604.737.6030.

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

On October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy Medicine Developments Corp. in exchange for 225,000 common shares post-split (18,000,000 of our common shares pre-split). Energy Medicine Developments Corp. owns the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device as described below. Also on October 2, 2001, and also as described in our annual report on Form 10-KSB for the year ended September 30, 2001, we entered into a Purchase Agreement with Energy Medicine Developments (North America) Inc., a company incorporated in the province of British Columbia. Pursuant to the terms of the Purchase Agreement, we agreed to purchase 100% of Energy Medicine Developments (North America) Inc.‘s issued and outstanding shares for a purchase price of $300,000.

We have agreed to the sale of all of the issued and outstanding shares of our subsidiary, Energy Medicine, owned by us to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement (the “Agreement”) dated September 30, 2003 (the “Sale”). On October 22, 2003 our Board of Directors approved the Sale of Energy Medicine, as a result of our change in control, as discussed in our information statement on Schedule 14f-1, which was filed and mailed to our registered shareholders on October 29, 2003. Due to our change in control, our new management intends to pursue other opportunities unrelated to the business of Energy Medicine.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to management’s attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

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

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company’s shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a)	facilitating or improving the terms on which additional equity financing may be sought;

(b)	providing liquidity for the principals of a business;

(c)	creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d)	providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a)	complying with the requirements of the Securities Exchange Act of 1934;

(b)	exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

(c)	distracting management’s attention from our day to day operations;

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

We will continue to seek a new business opportunity or business combination over the 12 month period ending June 30, 2005. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Operating Results

Quarter Ended June 30, 2004 and Quarter Ended June 30, 2003

We did not generate any revenue for the three month period ending June 30, 2004. We reported a net loss for the quarter ended June 30, 2004 of $5,607 or $nil per share compared to a net loss of $80,048 or $0.17 loss per share for the quarter ended June 30, 2003. The decrease in our net loss was primarily due to the discontinued operations of Niew Industries, Inc. and Energy Medicine Developments Corp.

Our general and administrative expenses decreased in the three months ended June, 2004 to $5,607, from $8,948 in total general and administrative expenses for the three months ended June 30, 2003, due to the discontinued operations of Niew Industries, Inc. and Energy Medicine Developments Corp. Interest income for the quarter ended June 30, 2004 was $nil compared to $nil for the quarter ended June 30, 2003.

We disposed of Niew Industries, Inc. to the former directors of Niew for $44,142 (CDN$70,000). The purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us.

Liquidity and Capital Resources

As at June 30, 2004, we had a cash position of $879 and a working capital deficit of $15,192.

We do not currently have sufficient cash resources to fund our normal operating expenses through the twelve month period ending June 30, 2005. We plan to raise a small amount of additional capital by way of private placement sufficient to fund our normal operating expenses. We also plan to use some of our existing cash resources supplemented by the additional small amount of capital we intend to raise, to pursue and fund new business opportunities over the period through June 30, 2005. Additional professional fees, filing fees, and due diligence costs are anticipated as new business opportunities are investigated and evaluated.

Cash Requirements

Over the twelve month period ending June 30, 2005, we anticipate that we will have to raise approximately $25,000 through private placements of our equity securities and/or debt financing. These funds in addition to our current working capital which was raised through the sale of marketable securities, will go to fund ongoing corporate maintenance expenses for the next twelve months. We plan to use these funds and our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain additional equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

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

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending June 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2005.

Employees

Over the twelve months ending June 30, 2005, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

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

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company’s financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after June 30, 2004 irrespective of a guarantor’s year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2003, the Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $999,981 since inception through June 30, 2004.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

We have not generated any revenues and our ability to generate revenues is uncertain

For the year ended September 30, 2003, we incurred net income from discontinued operations of $92,280, however, we incurred a net loss of $92,269 from our continuing operations. We sold this business effective September 30, 2003. We are a development stage company. We have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. We had a cumulative net loss of $999,981 from inception to June 30, 2004. At this time, our ability to generate any revenues is uncertain.

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

We are dependent upon management’s personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business

We are dependent upon management’s personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

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

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

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

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 2,500,000 post-split (200,000,000 pre-split) common shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

As a result of all of our assets being located outside the United States and a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).

3.3	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).

3.4	Certificate of Reverse Stock Split filed with the Nevada Secretary of State on November 12, 2003 (incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003).

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 3, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2004)

(10)	Material Contracts

10.1	Share Purchase Agreement, dated September 30, 2003, between Global Innovative Systems Inc., Fraser Lawrie and Robert Fletcher (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003).

10.2	Acquisition Agreement, dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on December 23, 2003).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification.

(32)	Section 1350 Certifications

32.1*	Certification.

*Filed herewith

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

Date: August 13, 2004