Form 10KSB
period 2004-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2004-12-30
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

Commission file number 000-30299

GLOBAL INNOVATIVE SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2114 Nanton Avenue, Vancouver, BC, Canada	V6L 3C7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number    604.737.6030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year. Nil

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

1,358,274 common shares @ $0.90 (1) = $1,222,446.60
(1) Average of bid and ask closing prices on December 17, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

1,508,274 common shares issued and outstanding as of December 17, 2004.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No   ☒.

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

We agreed to the sale of all of the issued and outstanding shares of our subsidiary, Energy Medicine, owned by us to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement dated September 30, 2003. On October 22, 2003 our Board of Directors approved the Sale of Energy Medicine, as a result of our change in control, as discussed in our information statement on Schedule 14f-1, which was filed and mailed to our registered shareholders on October 29, 2003. Due to our change in control, our new management intends to pursue other opportunities unrelated to the business of Energy Medicine.

The agreement for the sale of Energy Medicine was made with Fraser Lawrie and Robert Fletcher, our former directors and officers. Under the terms of the agreement, the purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us to Messrs. Lawrie and Fletcher or to companies controlled by Messrs Lawrie and Fletcher.

On March 3, 2004, we filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada, creating 100,000,000 shares of preferred stock, with a par value of $0.001. Our directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

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

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

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

Management or agents of management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company may be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

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

As part of our investigation of a potential business combination or opportunity, our officers and directors or agents may:

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

To date, other than the proposed acquisition discussed herein regarding Tech Team Holdings, we have not conducted any other investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

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

Potential Acquisition of Tech Team Holdings Inc.

Pursuant to a letter of intent dated September 21, 2004, as amended October 20, 2004, we have conditionally agreed to acquire all of the issued and outstanding shares of Tech Team Holdings Ltd. from its shareholders. We have agreed to enter into a business combination whereby we will purchase all of the issued and outstanding securities in the capital of Tech Team Holdings Ltd. from the vendors in exchange for 13,000,000 shares of our common stock, after giving effect to a four (4) for one (1) forward split of our issued and outstanding shares of common stock.

We cannot provide any assurances that the acquisition of Tech Team Holdings will close, as the transaction remains subject to numerous conditions precedent which, among other things, includes:

  the finalization of satisfactory formal documentation;

  the satisfactory completion of various searches and other due diligence reasonable or customary in a transaction of a similar nature to that contemplated;

  our accountant having had a reasonable opportunity to review the audited financial statements (including corporate tax returns, general ledger listings, adjusting entries and opening trial balances) of Tech Team Holdings, prepared in accordance with generally accepted accounting principles and that both we and our accountant are satisfied with the content of such financial statements;

  satisfactory arrangements being made to hire hourly and salaried staff necessary to operate the business of Tech Team Holdings;

  satisfactory review of title to the assets of Tech Team Holdings;

  approval of our Board of Directors being obtained; and

  approval of the Board of Directors of Tech Team Holdings and approval of all of the security holders of Tech Team Holdings being obtained.

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

We have not generated any revenues and our ability to generate revenues is uncertain

For the year ended September 30, 2004, we incurred a net loss of $14,552 from our continuing operations. We sold this business effective September 30, 2003. We are a development stage company. We have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. We had a cumulative net loss of $984,442 from inception to September 30, 2004. At this time, our ability to generate any revenues is uncertain.

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

We have no definitive agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity

We have no definitive arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 200,000,000 pre-split (800,000,000 post-split) common shares and 100,000,000 shares of preferred stock, par value $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 4.            Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters.

Our stock is listed for quotation on the Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "GBSI", and the CUSIP number 37938W 20 7. Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, Telephone: 702.361.3033, Facsimile: 702.433.1979. Our common shares initially began trading on the OTCBB on April 17, 2001 under the trading symbol "GBIS". As such, the following are the high and low sales prices for each quarter for the past two years:

Quarter Ended	High	Low
September 30, 2004	$0.98	$0.90
June 30, 2004	$1.07	$0.98
March 31, 2004	$1.05	$0.75
December 31, 2003	$0.75	$0.005
September 30, 2003	$0.01	$0.007
June 30, 2003	$0.04	$0.01
March 31, 2003	$0.065	$0.001
December 31, 2002	$0.065	$0.025

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

On March 3, 2004, the Company amended its Articles of Incorporation. As a result, the authorized capital stock of the Company was amended to have 200,000,000 shares of common stock, $0.001 par value, of which 1,508,274 are issued and outstanding, and 100,000,000 shares of preferred stock, $0.001 par value, of which no preferred shares are issued and outstanding.

Subsequent to the year end, the board of directors authorized a forward stock split of the Company’s common shares issued and outstanding on a 4 for 1 basis. The issued and outstanding shares of common stock after the stock split will be 6,033,096. The authorized capital stock will consist of 800,000,000 shares of common stock with a par value of $0.001, and 100,000,000 shares of preferred stock with a par value of $0.001.

On December 17, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.90.

As of December 20, 2004, there were 145 holders of record of our common stock. As of such date, 1,508,274 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not Applicable

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Item 6.            Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

We will continue to seek a new business opportunity or business combination over the 12 month period ending September 30, 2005. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Operating Results

Year Ended September 30, 2004 and Year Ended September 30, 2003

We reported a net loss for the year ended September 30, 2004 of $14,552 or $0.01 per share compared to net income of $11 or $0.00 per share for the year ended September 30, 2003.

The net loss reported in the year ending September 30, 2004 was primarily due to our incurring general and administrative expenses, which were not off-set by any income or revenues.

Our net income for the year ended September 30, 2003 was primarily derived from the now discontinued operations of our subsidiaries, Niew Industries Inc. and Energy Medicine Developments Corp. For the year ended September 30, 2003 these operations generated income of $92,280, which primarily consisted of proceeds from the sale of Niew Industries Inc.

During the year ended September 30, 2003 we disposed of Niew Industries, Inc to the former directors of Niew for $44,142 (CDN$70,000). The purchase price for the shares of Energy Medicine was $28,410, which consisted of the forgiveness of certain debts owed by us.

Liquidity and Capital Resources

As at September 30, 2004, we had a cash position of $26,145 and a working capital of $347.

On October 22, 2003 we entered into agreements for the issuance of an aggregate of 22,727,272 pre-split or 284,091 post-split shares of our common stock for aggregate gross proceeds of $125,000, in a private placement transaction.

We also entered into certain debt settlement agreements dated October 22, 2003 pursuant to which we agreed to settle certain indebtedness in the aggregate amount of $400,000 through the issuance of an aggregate of 58,228,571 pre-split or 727,857 post-split shares of our common stock at $0.007 per share, which represents 48.3% of our issued and outstanding common shares.

We do not currently have sufficient cash resources to fund our normal operating expenses through the twelve month period ending September 30, 2005. In addition, we do not currently have sufficient cash resources to fund any expenditures which may be required to incur following the acquisition of Tech Team Holdings. We plan to raise a small amount of additional capital by way of private placement sufficient to fund our normal operating expenses. We also plan to use some of our existing cash resources supplemented by the additional small amount of capital we intend to raise, to fund the acquisition of Tech Team Holdings Additional professional fees, filing fees, and due diligence costs are anticipated in regards to the potential acquisition of Tech Team Holdings, or as other new business opportunities are investigated and evaluated.

Cash Requirements

Over the twelve month period ending September 30, 2005, we anticipate that we will have to raise a small amount of additional monies through private placements of our equity securities and/or debt financing. These funds in addition to our current working capital which was raised through the sale of marketable securities, will go to fund ongoing corporate maintenance expenses for the next twelve months. We also plan to use these funds and our current cash reserves to fund the costs associated with the acquisition of Tech Team Holding. If the acquisition is successfully consummated, we may seek to obtain additional equity and/or debt financing from third parties to facilitate and complete the acquisition and fund our operations thereafter. As noted, we intend to issue shares of our common stock as consideration for the acquisition, however we will be required to pay for professional fees, filing fees, and due diligence costs in regards to the potential acquisition of Tech Team Holdings.

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

There are no assurances that we will be able to obtain further funds required for our continued operations or potential acquisitions. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending September 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2005.

Employees

Over the twelve months ending September 30, 2005, we anticipate an increase in the number of employees we retain only if we successfully complete the acquisition of Tech Team Holdings. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

Going Concern

Due to our not having generated any material revenues, in the consolidated financial statements for the year ended September 30, 2004, there is additional note disclosures describing concerns about our ability to continue as a going concern. Our consolidated financial statements contain this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We will continue to use the intrinsic model method.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of September 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated net losses of approximately $984,442 since inception through the year ended September 30, 2004.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated December 7, 2004

Independent Auditor’s Report of Robison, Hill & Co., dated December 3, 2004

Consolidated Balance Sheets as at September 30, 2004 and September 30, 2003

Consolidated Statements of Operations for the years ended September 30, 2004, September 30, 2003 and for the period from January 15, 1997 (inception) through September 30, 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2004, September 30, 2003 and for the period from January 15, 1997 (inception) through September 30, 2004

Consolidated Statements of Stockholders' Deficiency for the years ended September 30, 2004, September 30, 2003 and for the period from January 15, 1997 (inception) to September 30, 2004

Notes to Consolidated Financial Statements

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Innovative Systems, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Global Innovative Systems, Inc. (a development stage company) as at September 30, 2004, and the related consolidated statements of operations, cash flows, and stockholders’ deficiency for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Global Innovative Systems, Inc., for the year ended September 30, 2003, were audited by other auditors whose report thereon, dated December 4, 2003, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company has incurred a net loss of $984,442 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
December 7, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Global Innovative Systems, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended September 30, 2003 and for the period from January 15, 1997 (inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Innovative Systems, Inc. (a development stage company) as of September 30, 2003, and the results of its operations and its cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
December 4, 2003

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30
	2004	2003

ASSETS

Current
Cash and cash equivalents	$26,145	$-
Receivable from sale of subsidiary	-	7,933

	$26,145	$7,933

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,337	$93,865
Short term notes payable (Note 3)	15,461	24,169
	25,798	118,034

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock (Notes 4 and 7)
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
6,033,096 common shares at September 30, 2004
4,896,216 common shares at September 30, 2003	6,033	4,896

Additional paid-in capital	978,756	854,893

Deficit Accumulated During The Development Stage	(984,442)	(969,890)
	347	(110,101)

	$26,145	$7,933

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 15
	YEARS ENDED		1997 TO
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004

Revenue	$-	$-	$-

Expenses
General and administrative	18,408	92,756	220,942

Other Income
Interest, net	-	487	487
Gain on settlement of accounts payable	3,856	-	3,856

Net Loss From Continuing Operations	(14,552)	(92,269)	(216,599)

Discontinued Operations
Loss from operations of Niew Industries,
Inc. to be disposed, including gain on
disposal of $344,977, net of tax effect of $0
	-	342,577	(304,246)
Loss from operations of Energy Medicine
Developments Corp., including gain on
disposal of $10,403, net of tax effect of $0
	-	(250,297)	(463,597)

Net (Loss) Income From Discontinued Operations	-	92,280	(767,843)

Net (Loss) Income For The Period	$(14,552)	$11	$(984,442)

Income (Loss) Per Share, Basic and diluted
Continuing operations	$(0.00)	$(0.05)
Discontinued operations	-	(0.05)

Loss Per Share	$(0.00)	$0.00

Weighted Average Number Of Shares Outstanding	5,961,652	1,863,336

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 15
	YEARS ENDED		1997 TO
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004

Cash Flows From Operating Activities
Net (loss) income for the period	$(14,552)	$11	$(984,442)

Adjustments To Reconcile Net Loss To Net Cash Provided
By Operating Activities
Net income from discontinued operations		(92,280)	672,713
Gain on settlement of accounts payable	(3,856)		(3,856)
Decrease (Increase) in other receivables	7,933	(7,933)
(Decrease) Increase in accounts payable and accrued
liabilities	(79,672)	10,290	(41,639)
Net cash used in continuing activities	(90,147)	(89,912)	(357,224)
Net cash used in discontinued activities		45,481	(479,215)
	(90,147)	(44,431)	(836,439)

Cash Flows From Investing Activity
Net cash from discontinued activities	-	44,431	65,821

Cash Flows From Financing Activities
Share capital issued	125,000	-	125,000
Short term notes payable, net	(8,708)	-	(8,708)
Net cash from discontinued activities	-	-	677,086
	116,292	-	793,378

Increase In Cash	26,145	-	22,760

Effect Of Foreign Exchange On Cash	-	-	3,385

Cash And Cash Equivalents, Beginning Of Period	-	-	-

Cash And Cash Equivalents, End Of Period	$26,145	$-	$26,145

Supplemental Disclosure Of Interest And Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure Of Non-Cash Investing And FinancingActivities
Shares issued for subsidiaries and shareholder payables	$-	$425,598	$436,071
Licenses acquired by issuance of accounts payable	$-	$-	$31,037
Settlement of accounts payable on termination of license	$-	$-	$26,057

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

YEAR ENDED SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	CUMULATIVE	DURING THE
		PAR	PAID-IN	TRANSLATION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	ADJUSTMENT	STAGE	TOTAL

Initial capitalization, January 15, 1998	100	$67	$-	$-	$-	$67
Shares issued for cash, April 15, 1998	4,900	3,198	-	-	-	3,198
	5,000	3,265	-	-	-	3,265

Net loss	-	-	-	-	(260,374)	(260,374)
Currency translation adjustment	-	-	-	8,588	-	8,588
Total comprehensive loss	-	-	-	8,588	(260,374)	(251,786)

Balance, as originally reported, September 30, 1998	5,000	3,265	-	8,588	(260,374)	(248,521)

Retroactive adjustment for 80-1 reverse split,
December 18, 2003	(4,748)	(3,265)	3,265	-	-	-
Balance, as restated, September 30, 1998	252	-	3,265	8,588	(260,374)	(248,521)

Net loss	-	-	-	-	(145,219)	(145,219)
Currency translation adjustment	-	-	-	(14,339)	-	(14,339)
Total comprehensive loss	-	-	-	(14,339)	(145,219)	(159,558)

Balance, September 30, 1999	252	-	3,265	(5,751)	(405,593)	(408,079)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

YEAR ENDED SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	CUMULATIVE	DURING THE
		PAR	PAID-IN	TRANSLATION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	ADJUSTMENT	STAGE	TOTAL

Balance, September 30, 1999	252	$-	$3,265	$(5,751)	$(405,593)	$(408,079)

Common stock redeemed, October 31, 1999	(144)	-	-	-	-	-
Adjustment for reverse acquisition	1,084,892	1,084	429,844	-	-	430,928
	1,085,000	1,084	433,109	(5,751)	(405,593)	22,849

Net loss	-	-	-	-	(240,748)	(240,748)
Currency translation adjustment	-	-	-	(4,176)	-	(4,176)
Total comprehensive loss	-	-	-	(4,176)	(240,748)	(244,924)

Balance, September 30, 2000	1,085,000	1,084	433,109	(9,927)	(646,341)	(222,075)

Net loss	-	-	-	-	(111,911)	(111,911)
Currency translation adjustment	-	-	-	15,230	-	15,230
Total comprehensive loss	-	-	-	15,230	(111,911)	(96,681)

Balance, September 30, 2001	1,085,000	1,084	433,109	5,303	(758,252)	(318,756)

Acquire Energy Medicine, February 6, 2002	760,324	760	14,447	-	-	15,207
	1,845,324	1,844	447,556	5,303	(758,252)	(303,549)

Net loss	-	-	-	-	(211,649)	(211,649)
Currency translation adjustment	-	-	-	(206)	-	(206)
Total comprehensive loss	-	-	-	(206)	(211,649)	(211,855)

Balance, September 30, 2002	1,845,324	1,844	447,556	5,097	(969,901)	(515,404)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

YEAR ENDED SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	CUMULATIVE	DURING THE
		PAR	PAID-IN	TRANSLATION	DEVELOPMENT
	SHARES	VALUE	CAPITAL	ADJUSTMENT	STAGE	TOTAL

Balance, September 30, 2002	1,845,324	$1,844	$447,556	$5,097	$(969,901)	$(515,404)

Acquire Energy Medicine, April 8, 2003	7,568	8	143	-	-	151
Acquire Energy Medicine, May 12, 2003	3,784	4	72	-	-	76
Acquire Energy Medicine, September 27, 2003	128,112	128	2,434	-	-	2,562
Debt settlement, September 30, 2003	2,911,428	2,912	404,688	-	-	407,600
	4,896,216	4,896	854,893	5,097	(969,901)	(105,015)

Net loss	-	-	-	-	11	11
Currency translation adjustment	-	-	-	(5,097)	-	(5,097)
Total comprehensive loss	-	-	-	(5,097)	11	(5,086)

Balance, September 30, 2003	4,896,216	4,896	854,893	-	(969,890)	(110,101)

Fractional rounding entitlements	516	-	-	-	-	-
Shares issued for cash, October 23, 2003	1,136,364	1,137	123,863	-	-	125,000
	6,033,096	6,033	978,756	-	(969,890)	14,899

Net loss	-	-	-	-	(14,552)	(14,552)

Balance, September 30, 2004	6,033,096	6,033	978,756	-	(984,442)	347

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada on September 14, 1995 and was inactive until January 31, 2000 when it closed a share exchange agreement with the stockholders of Niew Industries, Inc. (“Niew”). The transaction resulted in Niew becoming a wholly-owned subsidiary of the Company. Since the stockholders of Niew controlled 55% of the combined entity after the merger and the business of Niew presents the only operations of the new entity, the transaction was recorded as a recapitalization of Niew. As such, the historical financial information of the Company is that of Niew. During the year ended September 30, 2003, the Company sold both of its subsidiaries.

	b)	Development Stage Activities

The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 – “Accounting and Reporting by Development Stage Enterprises”, is considered a development stage company. The Company is primarily engaged in seeking new business opportunities.

	c)	Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has accumulated operating losses of $984,442 for the period from inception, January 15, 1997, to September 30, 2004, and has no sales. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders, and obtaining long term financing, as well as through the acquisition of new businesses. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

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

	a)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

	b)	Consolidation

The consolidated financial statements for the year ended September 30, 2003 include the accounts of Global Innovative Systems, Inc. and the following wholly-owned and majority-owned subsidiaries:

		-	Niew Industries, Inc., a British Columbia corporation (100%)
		-	Energy Medicine Developments Corp., a Delaware corporation (99.9%)

The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. During the year ended September 30, 2003, the Company sold both of its subsidiaries.

	c)	Foreign Currency Translation

The Company’s primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates. All other assets, liabilities and stockholders’ equity are translated at historical exchange rates for past transactions. Revenue and expense accounts are translated at the average exchange rates in effect during the year, except those related to non-current, non-monetary assets and liabilities, which are translated at historical exchange rates. Re-measurement gains and losses are included in income.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Basic and Diluted Loss Per Share

The Company follows the treasure stock method of calculating basic and diluted loss per share.

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2004; therefore, diluted loss per share equals basic loss per share.

	e)	Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 – “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

	f)	Comprehensive Income

The Company has adopted SFAS No. 130 – “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its consolidated statement of stockholders’ equity. Comprehensive income is comprised of net income (loss) and all changes to stockholders’ equity except those resulting from capital transactions.

	g)	Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities, and short term notes payable approximate their fair values due to the short term nature of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.

	h)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

3.	SHORT TERM NOTES PAYABLE

The Company has borrowed $15,000 (2003 - $23,100) from third parties. The loans are payable on demand with interest at 8%. As of September 30, 2004, the principal balance of $15,000, plus accrued interest of $461, is due and payable, and has been reported as short term notes payable on the accompanying balance sheet for September 30, 2004.

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

On March 3, 2004, the Company amended its Articles of Incorporation. As a result, the authorized capital stock of the Company was increased to 200,000,000 shares of common stock, $0.001 par value, of which 1,508,274 are issued and outstanding, and 100,000,000 shares of preferred stock, $0.001 par value, of which no preferred shares are issued and outstanding.

5.	INCOME TAXES

As of September 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $970,000 that may be offset against future taxable income through 2023 to potentially reduce taxable income of those future years. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

5.	INCOME TAXES (Continued)

The tax effect of temporary differences for Canadian and US tax purposes that give rise to the Company’s deferred assets (liabilities) are as follows:

	2004	2003
Net operating losses	$55,270	$50,320
Valuation allowance	(55,270)	(50,320)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2004	2003
Provision (Benefit) at US statutory rate	$(4,950)	$-
Foreign exchange and other	-	41,140
Increase (Decrease) in valuation allowance	4,950	(41,140)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

6.	PROPOSED ACQUISITION

On September 21, 2004 and amended on October 21, 2004, the Company entered into a Letter of Intent with Tech Team Holdings Limited (“TTHL”) to acquire all the issued shares of TTHL. The proposed acquisition (“Acquisition”) is to be effected pursuant to a share exchange whereby the Company will acquire all of the issued shares of TTHL, the consideration for which will be the issuance, to TTHL’s shareholders, of approximately 13,000,000 common shares in the capital of the Company after giving effect to a four (4) for one (1) forward split of the issued and outstanding shares of the Company (Note 7). The transaction will be considered to be a reverse acquisition of TTHL and a recapitalization of TTHL.

TTHL has provided the Company with a non-refundable due diligence deposit of $25,000 which has been applied against expenses.

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

7.	SUBSEQUENT EVENT

Subsequent to September 30, 2004, the board of directors authorized a forward stock split of the Company’s common shares issued and outstanding on a 4 for 1 basis. Per-share amounts in the accompanying financial statements have been adjusted for the split.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 8, 2004, we received the resignation of Robison, Hill & Co., Certified Public Accountants. As a result, on November 8, 2004, we engaged Morgan & Company, Chartered Accountants, as our new principal independent accountants with the approval of our board of directors effective November 8, 2004. There were no disagreements with either Robison, Hill & Co. or Morgan & Company.

Item 8A.        Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.        Other Information

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
William McGinty	Director and President	57	October 22, 2003 (President) November 7, 2003 (Director)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William McGinty

Mr. McGinty became our President, Secretary and Treasurer on October 22, 2003 upon the resignations of Messrs. Lawrie and Fletcher as officers of our company and our director on November 7, 2003.

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

Committees of the Board

We do not have a standing audit, nominating or compensation committees at the present time. Our company did not hold any formal board meetings during the year ended September 30, 2004. All the proceedings of the Board were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to the Nevada General Corporate Law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Family Relationships

There are no family relationships among our directors or officers.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Audit Committee

William McGinty is the sole member of our audit committee.

Code of Ethics

Effective October 29, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Global Innovative Systems Inc., 2114 Nanton Avenue, Vancouver, British Columbia V6L 3C7, Canada.

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

Item 10.         Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended September 30, 2004, 2003 and 2002. For the years ended September 30, 2004 and 2003, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

Currently we are not a party to any employment or consulting agreement.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we plan to issue stock options to our directors, officers and employees in the near future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended September 30, 2004 and September 30, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended September 30, 2004 by any officers or directors of our company.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 15, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William McGinty 2114 Nanton Avenue Vancouver, B.C. Canada V6L 3C7	150,000	9.9%
Directors and Executive Officers as a Group	150,000 common shares	9.9%

(1) Based on 1,508,274 shares of common stock issued and outstanding as of December 15, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

A change of control occurred on October 15, 2003 as the result of the resignations of Fraser Lawrie and Robert Fletcher from our board of directors, the appointment of Mr. McGinty to our board of directors, and the acquisition by William McGinty of an aggregate of 150,000 post-split shares of common stock from Fraser Lawrie and Robert Fletcher.

In addition, we entered into subscription agreements dated October 22, 2003 with Gordon Smith, Michael Proctor, Donald Sutherland and Joseph Lewis pursuant to which we issued an aggregate of 284,091 post-split shares of our common stock to the subscribers. We had also entered into certain debt settlement agreements dated October 22, 2003 pursuant to which we agreed to settle certain indebtedness in the aggregate amount of $400,000 through the issuance of an aggregate of 727,857 post-split shares of our common stock at $0.007 per share. We issued the foregoing shares in regards to the subscription agreements and debt settlement agreements on December 10, 2003.

The shares of our common stock acquired or issued in the foregoing transactions collectively represented 77% of our issued and outstanding voting stock.

Item 12.          Certain Relationships and Related Transactions.

Other than as described below or under the heading "Executive Compensation", there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

We have agreed to the sale of all of the issued and outstanding shares of our subsidiary, Energy Medicine, owned by us to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement dated September 30, 2003. On October 22, 2003 our Board of Directors approved the Sale of Energy Medicine, as a result of our change in control, as discussed in our information statement on Schedule 14f-1, which was filed and mailed to our registered shareholders on October 29, 2003. Due to our change in control, our new management intends to pursue other opportunities unrelated to the business of Energy Medicine.

The agreement for the sale of Energy Medicine was made with Fraser Lawrie and Robert Fletcher, our former directors and officers. Under the terms of the agreement, the purchase price for the shares of Energy Medicine was $28,400, which consisted of the forgiveness of certain debts owed by us to Messrs. Lawrie and Fletcher or to companies controlled by Messrs Lawrie and Fletcher.

Item 13.          Exhibits.

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).

3.3	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000).

3.4	Certificate of Reverse Stock Split filed with the Nevada Secretary of State on November 12, 2003 (incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003).

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 3, 2004 (incorporated by reference from our Quarterly Report on Form 10- QSB filed on May 15, 2004)

(10)	Material Contracts

10.1	Share Purchase Agreement, dated September 30, 2003, between Global Innovative Systems Inc., Fraser Lawrie and Robert Fletcher (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003).

10.2	Acquisition Agreement, dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on December 23, 2003).

10.3*	Letter of Intent, dated September 21, 2004, between Global Innovative Systems Inc. and the shareholders of Tech Team Holdings Inc.

10.4*	Amendment to Letter of Intent, dated October 20, 2004, between Global Innovative Systems Inc. and the shareholders of Tech Team Holdings Inc.

(14)	Code of Ethics

14.1*	Code of Ethics

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

Item 14.          Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Morgan & Company, Chartered Accountants or Robison, Hill & Co. (our former auditors), Certified Public Accountants for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2004 and 2003 were $5,800 and $6,800 respectively.

Audit Related Fees

For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed for assurance and related services by Morgan and Company or Robison, Hill & Co. (our former auditors), Certified Public Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $4,000 and $0 respectively.

Tax Fees

For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed by Morgan and Company or Robison, Hill & Co. (our former auditors), Certified Public Accountants for other non-audit professional services, other than those services listed above, totalled $625.

We do not use Morgan and Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Morgan and Company to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Morgan and Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Morgan and Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Morgan and Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ William McGinty
William McGinty, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: December 29, 2004