Form 10QSB
period 2004-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2005-02-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-30299

GLOBAL INNOVATIVE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0217653 (IRS Employer Identification No.)

1703, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong
(Address of principal executive offices)

(852) 2546-1808
(Issuer’s telephone number)

2114 Nanton Avenue, Vancouver, B.C., Canada V6L 3C7
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,033,096 common shares issued and outstanding as of December 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31 2004	SEPTEMBER 30 2004
ASSETS
Current
Cash and cash equivalents	$1,070	$26,145

LIABILITIES
Current
Accounts payable and accrued liabilities	$17,403	$10,337
Short term notes payable	11,455	15,461

	28,858	25,798

SHAREHOLDERS' DEFICIENCY
Common Stock (Note 4)
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
6,033,096 common shares at December 31, 2003 and
6,033,096 common shares at September 30, 2004	6,033	6,033
Additional paid-in capital	978,756	978,756
Deficit Accumulated During The Development Stage	(984,172)	(984,442)

	617	347

	$1,070	$26,145

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1977 TO DECEMBER 31
	2004	2003	2004
Expenses
General and administrative	$28,135	$14,282	$249,077
Other Income (Expense)
Interest, net	--	--	487
Gain on settlement of accounts payable	--	--	3,856

Net Loss From Continuing Operations	(28,135)	(14,282)	(244,734)

Discontinued Operations
Loss from operations of Niew Industries, Inc. to be
disposed, including gain on disposal, net of tax
effect of $0	--	--	(304,246)
Loss from operations of Energy Medicine Developments
Corp., including gain on disposal, net of tax effect
of $0	--	--	(463,597)

Net Loss From Discontinued Operations	--	--	(767,843)

Net Loss For The Period	$(28,135)	$(14,282)	$(1,012,577)

Loss Per Share, Basic and diluted
Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	--	--

Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding	6,033,096	5,760,840

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 15 1997 TO DECEMBER 31
	2004	2003	2004
Cash Flows From Operating Activities
Net loss for the period	$(28,135)	$(14,282)	$(1,012,577)
Adjustments To Reconcile Net Loss To Net Cash Provided By
Operating Activities
Net loss from discontinued operations	--	--	672,713
Gain on settlement of accounts payable	--	--	(3,856)
Decrease in other receivables	--	7,933	--
(Decrease) Increase in accounts payable and accrued
liabilities	7,065	(86,275)	(34,573)

Net cash used in continuing activities	(21,070)	(92,624)	(378,293)
Net cash used in discontinued activities	--	--	(479,215)

	(21,070)	(92,624)	(857,508)

Cash Flows From Investing Activity
Net cash from discontinued activities	--	--	65,821

Cash Flows From Financing Activities
Share capital issued	--	125,000	125,000
Payments on short term notes payable	(4,005)	(24,169)	(12,714)
Net cash from discontinued activities	--	--	677,086

	(4,005)	100,831	789,372

Increase In Cash	(25,075)	8,207	(2,315)
Effect Of Foreign Exchange On Cash	--	--	3,385
Cash, Beginning Of Period	26,145	--	--

Cash, End Of Period	$1,070	$8,207	$1,070

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of December 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

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

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

c)	Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2004, the Company has accumulated operating losses of $1,012,577 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, directors and stockholders, and obtaining long term financing, as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses. Subsequent to the fiscal year end, the Company commenced a restructuring which included negotiating debt settlement arrangements with certain creditors, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring, and consolidation of the capital of the Company. Upon successful completion of the restructuring, management has determined the Company will be better positioned to seek out and complete acquisitions and related financings. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Consolidation

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

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004.

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

GLOBAL INNOVATIVE SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	COMMON STOCK

On December 31, 2004, the board of directors authorized a forward stock split of the Company’s common shares issued and outstanding on a 4 for 1 basis. Per-share amounts in the accompanying financial statements have been adjusted for the split. Prior to the split, there were 1,508,274 shares of the Company’s common stock issued and outstanding. As of January 3, 2005, and prior to the acquisition of Tech Team Holding Corp. (note 5), there were 6,033,096 shares of the Company’s common stock issued and outstanding.

5.	SUBSEQUENT EVENT

As previously disclosed, on September 21, 2004 and amended on October 21, 2004, the Company entered into a Letter of Intent with Tech Team Holdings Limited (“TTHL”) to acquire all the issued shares of TTHL. On January 7, 2005, we entered into a Share Exchange Agreement (“Agreement”) with TTHL, a company incorporated under the laws of the Territory of the Cayman Islands. The Agreement contemplated our company acquiring all of the issued and outstanding shares of Tech Team.

The closing of the transactions contemplated in the Share Exchange Agreement and the acquisition by our company of all of the issued and outstanding ordinary stock of Tech Team was completed as of January 13, 2005. In accordance with the closing of the Share Exchange Agreement on January 13, 2005, we acquired all of the 354,798,533 issued and outstanding ordinary shares of Tech Team, in exchange for the issuance by our company of 13,000,000 shares of our common stock to the shareholders of Tech Team on the basis of one share of our company for every 27.29219 ordinary shares of Tech Team. As a result of the share exchange transaction, Tech Team became a wholly-owned subsidiary of our company as of January 13, 2005. For financial statement purposes, Tech Team, the acquired entity, is regarded as the predecessor entity as of January 13, 2005.

As a condition to the closing of the acquisition of Tech Team, the Company agreed to complete a four for one split of its common stock (note 4). On January 3, 2005, the stock split was effective. As of January 3, 2005, and prior to the acquisition of Tech Team, there were 6,033,096 shares of the Company’s common stock issued and outstanding. All of the shares that were issued to the shareholders of Tech Team at the closing of the Share Exchange Agreement were post-split shares.

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

GENERAL OVERVIEW

We were incorporated in the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.”. On May 18, 1998, we changed our name to “Global Commonwealth Inc.”. On November 12, 1999, we changed our name to our current name of “Global Innovative Systems, Inc.”. As of December 31, 2004, our principal executive office was located at 2114 Nanton Avenue, Vancouver, BC V6L 3C7. Subsequent to the quarter ended December 31, we changed our principal executive office to 1703, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong. Our telephone number is (852) 2546-1808 and our facsimile number is (852) 2546-6878.

Subsequent to the quarter ended December 31, 2004, our company entered into a Share Exchange Agreement dated January 7, 2005, among our company, Tech Team Holdings Limited, a company incorporated under the laws of the Territory of the Cayman Islands, Bondy Tan and the shareholders of Tech Team as set out in the Share Exchange Agreement. The Share Exchange Agreement contemplated our company acquiring all of the issued and outstanding shares of Tech Team.

The closing of the transactions contemplated in the Share Exchange Agreement and the acquisition by our company of all of the issued and outstanding ordinary stock of Tech Team was completed as of January 13, 2005. We acquired all of the 354,798,533 issued and outstanding ordinary shares of Tech Team, in exchange for the issuance by our company of 13,000,000 shares of our common stock to the shareholders of Tech Team on the basis of one share of our company for every 27.29219 ordinary shares of Tech Team. As a result of the share exchange transaction, Tech Team became a wholly-owned subsidiary of our company as of January 13, 2005.

As the former shareholders of Tech Team hold 68.3% of our shares, and because the business of Tech Team represents the only business operations of our company, the acquisition of Tech Team is deemed to be a reverse acquisition of our company for accounting purposes. Tech Team, the acquired entity, is regarded as the predecessor entity as of January 13, 2005. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the March 31 fiscal year end of Tech Team. Such financial statements will depict the operating results of Tech Team, including the acquisition of our company, from January 13, 2005.

CURRENT BUSINESS

Following the close of the Share Exchange Agreement, our company commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary. Tech Team was incorporated pursuant to the laws of the Territory of the Cayman Islands on February 15, 2002.

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting. In addition, Tech Team distributes complementary energy-efficiency products which can be integrated with the Eco-Pro Energy Saver system. Tech Team also provides consulting and customer training services which enables Tech Team to offer comprehensive energy management solutions to prospective clients.

The Eco-Pro Energy Saver is a computer-controlled electronic device which regulates electric power flow and voltage. It consists of control panels containing electrical parts in a free standing enclosure which is connected between a building’s power line (power input) and its electrical circuits (power output). Eco-Pro Energy Saver is programmable to regulate the amount of power flowing to energy-using devices, resulting in energy conservation. The product also acts as a buffer to eliminate negative effects of fluctuations in the power supply, such as voltage surges and sags. The Eco-Pro Energy Saver has an on-board computer with intelligent software that provides self-diagnosis and control. Tech Team manufactures the Eco-Pro Energy Saver in varying sizes and capacities, as well as specialized units to serve specific applications such as centralized air-conditioning and streetlight illumination. The Eco-Pro Energy Saver has a life expectancy of 30 years and Tech Team provides a 10-year manufacturer’s warranty on all non-consumable parts and labor.

The Eco-Pro Energy Saver reduces the amount of energy a customer requires to power lighting and other electrical equipment by approximately 10-50%, depending on the specific customer and application. This results in direct electricity cost savings for customers. The reduced electricity usage also reduces heat damage generated by lighting and other electrical equipment. This prolongs the operating life of the customer’s lighting and electrical equipment, which results in savings from capital costs and maintenance costs. The Eco-Pro Energy Saver also acts as a buffer against distortions and disturbances in the power supply. This stabilizes and protects customers’ equipment and operations against uncontrollable and potentially damaging voltage surges, lightening strikes and temporary power interruptions. The Eco-Pro Energy Saver was also designed to interface directly with existing power lines, electrical panels and electrical circuits, enabling the unit to be installed either new or as a retrofit without requiring modification to most customers’ existing components.

Apart from the Eco-Pro Energy Saver products, Tech Team distributes 15 other energy-saving products. These products are sourced from third party companies mainly in Europe and North America and sold under distributorship agreements between Tech Team and the other companies. Each of these products is a complementary energy conservation or energy efficiency product which can be integrated with the Eco-Pro Energy Saver, thus enabling Tech Team to offer comprehensive energy management solutions to prospective clients.

For a more comprehensive discussion regarding our company’s products and services, please see the information provided under the heading “Current Business” included in our current report on Form 8-K filed January 18, 2005, as amended in our current report on Form 8-K/A filed January 26, 2005.

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

Market

The market for our products is primarily focussed on medium-to-large-scale users of electrical energy across a wide range of sectors and industries. Industrial markets include manufacturing facilities, chemical plants, refineries, industrial parks and warehouses. Commercial markets include office buildings, hotels, shopping centers, racetracks, golf courses, casinos, stadiums, large restaurants, cinemas, theatres, theme parks, supermarkets and retail chains. Municipal markets include airports, train stations, subway stations, water treatment plants, police stations and street lighting. Institutional markets include hospitals, sanitariums and universities. Residential markets include large residential estates, condominium complexes and apartment buildings.

Our target market to date has primarily been large commercial and industrial customers in Hong Kong, China, Macau and Singapore. All sales to date have been within these four jurisdictions. The current target market is primarily large commercial, industrial and municipal electricity consumers in Hong Kong, China, Singapore, Indonesia and the Philippines. Once these markets are developed further, the next stage of geographical expansion is targeted to include commercial, industrial and municipal electricity consumers in Thailand, Taiwan and North America, where our company has initiated preliminary discussions related to direct sales, distributorship agreements, partnership agreements and joint venture agreements. Our long-term target market includes the Arabian Gulf States.

Within the market of mainland China, our company’s initial target market is the Guangdong Province and the Pearl River Delta. Guangdong Province is one of the most affluent provinces in China, is among the top three Chinese provinces in terms of gross domestic product per capita and is a major commercial and manufacturing region in China. Our ability to penetrate this market is enhanced by the market’s proximity to Hong Kong, where Tech Team’s operations are based. Additionally, the Pearl River Delta is one of the major strategic economic regions of China and an area with a large base of potential clients. We estimate that the mainland China market will account for approximately 70% of our total sales revenue within the next few years.

Demand for Products

Customer demand for our energy management products and services is primarily cost-savings. Cost-savings result from the use of our energy management products and services from energy conservation and energy efficiency. Energy conservation is the reduction of electricity consumption by reducing waste. This results in direct cost savings on monthly power bills for customers. Energy efficiency is the reduction or elimination of distortions, disturbances, and pollution in the flow of electricity within a customer’s electrical systems. This results primarily in indirect cost savings through decreased production losses, prolonged lifespan of equipment and reduced maintenance costs. Our products address the demand for both energy conservation and energy efficiency.

There are several factors underlying the increasing demand for energy management products and services in our targeted markets in Asia, both at the macro and micro levels. These factors include the following:

•	Economic globalization is intensifying competition, leading firms to seek greater operating efficiency and greater cost control through savings in energy costs. In China, firms face escalating competition both from domestic entities, as China’s economic reforms continue, and from foreign entities as China opens its market to foreign investment as a result of its entry into the World Trade Organization;

•	Increasing global energy prices are driving net energy importers to conserve foreign exchange reserves while ensuring an adequate supply of energy to sustain development. Most of the nations in our target market are net energy importers. This, in turn, leads governments to seek and implement technologies and products which reduce energy consumption and enhance energy efficiency;

•	Rapid urbanization and industrialization in our target markets has led to a major increase in electricity consumption. There has, however, been a lag in electricity production to meet the growing demand. As a result of this supply and demand imbalance, governments and electricity consumers seek ways to enhance energy conservation and energy efficiency;

•	Due to the continued increase and cost of environmental regulations in our target markets, demand for cost savings and for environmentally-friendly products and services has increased;

•	Distortions, disturbances and voltage surges in the electricity flow are increasing due to outdated power-generation equipment being used at ever-increasing output levels in Asia. This has led to a greater risk and frequency of electricity wastage and damage to electrical equipment and operational downtime, all of which drive the demand for products that enhance electricity efficiency;

•	Government marketing initiatives are increasing the awareness among electricity consumers in Asia of the benefits associated with energy conservation and efficiency, resulting in enhanced demand for energy management products and services; and

•	In terms of energy conservation, a 10% reduction in consumption can translate into significant savings in costs for a major energy importer such as China. Likewise, energy efficient technologies and systems that boost the efficiency of existing electricity supplies can serve as a lower-cost alternative to the conventional capital-intensive solution of building additional power plants.

Sales and Marketing Strategy

Our company estimates that Tech Team will spend approximately $470,000 on marketing and sales activities during Tech Team’s current fiscal year ending March 31, 2005, excluding salaries for internal sales and marketing personnel.

In business development, our priority is seizing opportunities in the market for energy management products and services. Given the market demand and the pre-emptive nature of energy management technologies, our primary objective in the short-to-medium term is seizing maximum market share. The broad geographic span of our target market and emphasis on expansion has resulted in our focus on developing distribution alliances and partnerships as the preferred means of business development. Our company intends to leverage external resources to minimize overhead and to seek market development by tapping into existing client pools of distributors and marketing partners. These arrangements may take the form of commercial agreements or joint ventures. While expanding our direct sales, we have also entered into non-exclusive distribution and marketing agreements with a number of partners in order to increase our market share.

Sales Channels

Marketing, sales and distribution of our products are accomplished through the following three main channels:

•	Direct Marketing: We market and sell our products directly to customers and potential customers through an internal team of sales professionals. These personnel target large customers in Hong Kong, China and Macau. In Tech Team’s fiscal year ended March 31, 2004, approximately 12% of total sales revenue was derived from direct marketing efforts.

•	Distributorships: We market and sell our products in Hong Kong, China, Macau and Singapore through non-exclusive distributorship agreements. We currently have distributorship agreements within these regions with five private companies and one quasi-governmental organization.

•	The Hong Kong Productivity Council has endorsed our products, and the council introduces our energy management solutions to its affiliates and members via seminars and exhibitions. The council intends to spread market awareness of our company, initially targeting nine Productivity Centers in China.

•	We have signed a Marketing and Sales Cooperation Agreement with Shanghai ISSON Power Quality Co. Ltd., a subsidiary of the Baoshan Steel Group. This is an institute which develops and promotes energy efficiency solutions for entities throughout China.

•	The distributorship agreements enable our company to access the distributor’s existing clientele and relationship network, which allows for market penetration with minimal overhead expenses. In Tech Team’s fiscal year ended March 31, 2004, approximately 88% of total sales revenue was derived from sales through distributorship agreements.

•	Partnerships and Joint Ventures: We have formed and continue to pursue the formation of partnerships and joint venture agreements with facility developers, power authorities, banks, and other large companies in our current target market. Through such agreements, we intend to sell our products directly to our partners.

Sales Agreements

Our company utilizes the following three types of sales agreements: service contracts, direct sales contracts and trading contracts. For service contracts, the customer pays a monthly fee over a 60-month term. The fee is typically calculated at 50% of the energy cost savings that result from the use of our products based on an energy audit conducted by Tech Team. To date, the average energy cost savings for our customers has been approximately 20%. For direct sales contracts, customers purchase the equipment directly from Tech Team. Customers typically pay 30% of the purchase price as a deposit upon signing the contract, 20% upon delivery of the equipment, 30% upon installation of the equipment and 20% upon issuance of a performance report. Trading contracts involve the sale of our products to distributors and agents. Tech Team typically receives a letter of credit upon execution of the sales agreement between the distributor or agent and the customer, with full payment received upon delivery of the product to the customer.

Financing Option

Our company has established relationships with several financial institutions to provide a financing option to clients. Through such financing arrangements, up to 100% of the purchase price of our products may be loaned to clients. These financial institutions include Inchroy Credit Corporation Limited, HSBC Limited, Hang Seng Bank and CIT Group. These arrangements enable Tech Team to offer customers the ability to implement energy management solutions with little or no up-front capital investment.

Cash Requirements

Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We have estimated that our company will require approximately $2 million to carry out our business plan in our fiscal year ended March 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

– support our planned rapid growth;

– develop new or enhanced services and technologies;

– increase our marketing efforts;

– acquire complementary businesses or technologies; and/or

– respond to competitive pressures or unanticipated requirements.

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

Employees

As of January 13, 2005, Tech Team had 44 employees, of which 40 were full-time and 4 were part-time employees. Of these employees, 5 were senior management, 11 were managerial, administrative, finance and accounting staff, 14 were engineers and technicians engaged in research, development, consulting and training service, 7 were engaged in sales and marketing, and 7 were engaged in manufacturing and other operational activities. Of those employees, none are covered by collective bargaining agreements. We plan to hire a chief financial officer before the end of our 2005 fiscal year.

Research and Development

Our company’s research and development efforts are focused on enhancing the Eco-Pro Energy Saver products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adaptation of existing products to accommodate the requirements of larger and smaller electricity consumers. Research and development efforts are conducted in-house, as well as through an agreement with Guilin Electrical Equipment Scientific Research Institute, a leading governmental research institute in China under the Ministry of Mechanical Industry. Tech Team’s total research and development costs charged to operations were approximately $70,000 during the past two fiscal years. We anticipate our total research and development expenditures will be approximately $53,000 for our current fiscal year ending March 31, 2005.

CRITICAL ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of our company and the following wholly-owned and majority-owned subsidiaries:

– Niew Industries, Inc., a British Columbia corporation (100%)

– Energy Medicine Developments Corp., a Delaware corporation (99.9%)

The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. As of September 30, 2003, our company has sold both of its subsidiaries.

Foreign Currency Translation

Our company’s primary functional currency is the United States dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates. All other assets, liabilities and stockholders’ equity are translated at historical exchange rates for past transactions, and at year end exchange rates for current and future transactions. Revenue and expense accounts are translated at the average exchange rates in effect during the year, except those related to assets and liabilities, which are translated at historical exchange rates. Re-measurement gains and losses are included in income.

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004.

Income Taxes

Our company accounts for income taxes under the provisions of SFAS No. 109 – “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended September 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We have estimated that our company will require approximately $2 million to carry out our business plan in the fiscal year ended March 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

– support our planned rapid growth;

– develop new or enhanced services and technologies;

– increase our marketing efforts;

– acquire complementary businesses or technologies; and/or

– respond to competitive pressures or unanticipated requirements.

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Management is aware of similar products which compete directly with our products and some of the companies developing these similar products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, marketing campaigns, global expansion, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Further, to the extent our competitors are able to attract and retain customers based on the convenience of one-stop shopping or because of international operations or arrangements, our business and ability to grow could be materially adversely affected. To be successful, we must establish and strengthen our brand awareness, effectively differentiate our product line from those of our competitors and build our international partnerships. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

Currently, we derive substantially all of our revenues from the sale of electrical energy-saving products. The electrical energy-saving industry is characterised by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new electrical energy-saving technology may reduce demand for our Eco-Pro Energy Saver brand. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our registered trademark invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of patent and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies.

We hold no patents on our products and may not be able to protect our proprietary technology.

Although we have not obtained patent protection for any of our products, we have sought to protect our proprietary technology through a combination of trademark and trade secret laws and other forms of intellectual property protection. We have filed patent applications in China, Hong Kong and the United States and have patents pending for the Eco-Pro Energy Saver product as an “energy saving device”. There is no assurance that these patents will be granted.

We own trademark registrations for the name and logo for “Eco-Pro” in China, Hong Kong, Macau, Thailand and the European Community. There can be no assurance that our operations do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we, would, in such an event, not be prevented from using such company’s intellectual property rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our failure to obtain licenses required from third parties for other technology and intellectual property could delay or prevent the development, manufacture or sale of our products. Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, there is no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Although no lawsuits against us regarding infringement of any existing patents or other intellectual property rights are pending, nor have any claims been asserted, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that we will be able to obtain licenses on reasonable terms.

Our involvement in any intellectual property dispute or action to protect trade secrets and know-how, including actions brought by us, could result in a material adverse effect on our business. Adverse determinations in litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely effected.

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in engineering and energy management consulting. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which would have a material adverse impact on our business.

Our growth could be impaired if we are not able to develop and maintain the relationships we need to implement our international strategy.

Our growth will depend, in large part, on the success of our international strategy. We have limited experience in marketing and selling our products outside of Hong Kong, China and Macau. We will depend on partnerships and/or joint ventures in international markets to help us build our international operations and sales. We depend upon each of our international partners to provide marketing and relationship building expertise, and a base of existing customers. If we are unable to develop and maintain these relationships, or to develop additional relationships in other countries, our ability to penetrate, and successfully compete in foreign markets would be materially adversely affected. To fully implement our international strategy, we will need to expand our current relationships with international partners. These partners may not agree to expand these relationships.

Our growth could be impaired if we do not successfully handle certain risks associated with international business.

There are risks inherent in doing business in international markets, including:

– fluctuations in currency exchange rates;

– difficulties in staffing and managing foreign operations;

– changes in regulatory requirements, tariffs and other trade barriers;

– potentially adverse tax consequences; and

– inadequate protection for intellectual property rights.

One or more of these factors may make it difficult for us to fully implement our international business strategies and may materially adversely affect our current or future international operations.

Any changes in the political and economic policies of, or any new regulations implemented by, the Chinese government could affect, or even restrict, the operation of our business and our ability to generate revenues.

Our business is currently focused on the sale of electrical energy-saving products in China. Accordingly, our business, results of operations and financial conditions are affected to a significant degree by any economic, political and legal developments in China.

Since the late 1970s, the Chinese government has been reforming its economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and the development of electrical energy-saving products in China. Any such changes would have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, adjustments in policies by the Chinese government or changes in laws and regulations on the sale of electrical energy-saving products could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by our company. Any such changes or new regulations could affect our ability to develop and sell our products and therefore affect our ability to generate revenues.

China’s current and future economic, political and social conditions, as well as government policies could have an adverse effect on our company’s overall financial condition and ability to generate revenues and profits.

We expect that a substantial portion of our business, assets and operations of our company will be located and conducted in China. The economy of China differs from the economies of most developed countries in many respects, including:

– government involvement;

– level of development;

– growth rate;

– control of foreign exchange; and

– allocation of resources.

While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

RISKS RELATED TO OUR INDUSTRY

A drop in the retail price of electrical energy may have a negative effect on our business.

A customer’s decision to purchase our company’s products is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support a reasonable return on investment for our products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

– actual or anticipated variations in our quarterly operating results,

– announcements of new services, products, acquisitions or strategic relationships by us or our competitors,

– trends or conditions in the energy management services industry,

– changes in accounting treatments or principles,

– changes in earnings estimates by securities analysts and in analyst recommendations,

– changes in market valuations of other energy management services companies, and

– general political, economic and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of 800,000,000 shares of common stock and 100,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for stockholders to sell their stock.

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, our principal executive office is located in Hong Kong. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our officers and directors reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the close of the Share Exchange Agreement on January 13, 2005, we issued an aggregate of 13,000,000 shares of common stock to the shareholders of Tech Team to acquire all 354,798,533 issued and outstanding ordinary shares of Tech Team, on the basis of one share of our company’s common stock for every 27.29219 ordinary shares of Tech Team. The issuance was a result of the closing of a Share Exchange Agreement dated January 7, 2005, among our company, Tech Team, Bondy Tan and the shareholders of Tech Team as set out in the Share Exchange Agreement. As a result of the share exchange, the former shareholders of Tech Team own 13,000,000 shares of our company’s common stock, representing approximately 68.3% of the issued and outstanding shares of our company. The shares were issued in an “offshore transaction” to non-United States persons in reliance upon Regulation S as an exemption from registration under the Securities Act of 1933.

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number     Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement dated January 7, 2005, among Global Innovative Systems, Inc., Tech Team Holdings Limited, Bondy Tan and the Selling Shareholders as set out in the Share Exchange Agreement.(8)

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Charter(1)

3.2	Articles of Incorporation(1)

3.3	Bylaws(1)

3.4	Certificate of Reverse Stock Split filed with the Secretary of State of the State of Nevada on November 12, 2003.(3)

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 3, 2004.(5)

3.6	Certificate of Change filed with the Secretary of State of the State of Nevada on December 23, 2004.(7)

(10)	Material Contracts

10.1	Share Purchase Agreement dated September 30, 2003, between Global Innovative Systems, Inc., Fraser Lawrie and Robert Fletcher.(2)

10.2	Acquisition Agreement dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems, Inc.(4)

10.3	Letter of Intent dated September 21, 2004, between Global Innovative Systems, Inc. and the shareholders of Tech Team Holdings Inc.(6)

10.4	Amendment to Letter of Intent dated October 20, 2004, between Global Innovative Systems, Inc. and the shareholders of Tech Team Holdings Inc.(6)

10.5	Sales Agreement dated mach 27, 2002, between Tech Team Development Limited and Macau Jockey Club(8)

10.6	Sales Agreement dated June 10, 2003, between Tech Team Development Limited and Dongguan Guan Lan Golf Club Company Limited.(8)

10.7	Sales Agreement dated March 31, 2004, between Tech Team Development Limited and K. Wah Concrete Co. Ltd. (8)

10.8	Assignment Agreement dated February 11, 2004, between Tech Team Development Limited and Southern Cross Technologies Limited.(8)

10.9	Assignment Agreement dated February 11, 2004, between Grandplex Development Limited and Scnider Limited.(8)

10.10	Assignment Agreement dated February 11, 2004, between Grandplex Development Limited and Scnider Limited.(8)

10.11	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan.(8)

10.12	Management Contract between Tech Team Development Limited and Victor Chang.(8)

10.13	Management Contract between Grandplex Development Limited and Ronny Lau.(8)

10.14	Management Contract between Tech Team Development Limited and Mandy Kee.(8)

10.15	Management Contract between Tech Team Development Limited and Raymond Ho.(8)

10.16	Proposal on Sales and Marketing Services to Tech Team Development Ltd. (8)

10.17	Sales Agreement dated February 7, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Versatech Group Limited.*

(14)	Code of Ethics

14.1	Code of Ethics(6)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

(1)     Incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000.

(2)     Incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003.

(3)     Incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003.

(4)     Incorporated by reference from our Annual Report on Form 10-KSB filed on December 23, 2003.

(5)     Incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 15, 2004.

(6)     Incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004.

(7)     Incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005.

(8)     Incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS, INC.

By: /s/ Bondy Tan
Bondy Tan
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2005