Form 10QSB/A
period 2004-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2005-05-11
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB /A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

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

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	DECEMBER 31	SEPTEMBER 30
	2004	2004

ASSETS

Current
Cash and cash equivalents	$1,070	$26,145

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,403	$10,337
Short term notes payable	11,455	15,461
	28,858	25,798

SHAREHOLDERS’ DEFICIENCY

Common Stock (Note 4)
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
6,033,096 common shares at December 31, 2003 and
6,033,096 common shares at September 30, 2004	6,033	6,033

Additional paid-in capital	978,756	978,756

Deficit Accumulated During The Development Stage	(1,012,577)	(984,442)
	(27,788)	347

	$1,070	$26,145

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 15
	THREE MONTHS ENDED		1977 TO
	DECEMBER 31		DECEMBER 31
	2004	2003	2004

Expenses
General and administrative	$28,135	$14,282	$249,077

Other Income (Expense)
Interest, net	-	-	487
Gain on settlement of accounts payable	-	-	3,856

Net Loss From Continuing Operations	(28,135)	(14,282)	(244,734)

Discontinued Operations
Loss from operations of Niew Industries, Inc. to be disposed, including gain on disposal, net of tax effect of $0	-	-	(304,246)
Loss from operations of Energy Medicine Developments Corp., including gain on disposal, net of tax effect of $0	-	-	(463,597)

Net Loss From Discontinued Operations	-	-	(767,843)

Net Loss For The Period	$(28,135)	$(14,282)	$(1,012,577)

Loss Per Share, Basic and diluted
Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	-	-

Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding	6,033,096	5,760,840

GLOBAL INNOVATIVE SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 15
	THREE MONTHS ENDED		1997 TO
	DECEMBER 31		DECEMBER 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(28,135)	$(14,282)	$(1,012,577)

Adjustments To Reconcile Net Loss To Net Cash Provided By Operating Activities
Net loss from discontinued operations	-	-	672,713
Gain on settlement of accounts payable	-	-	(3,856)
Decrease in other receivables	-	7,933	-
(Decrease) Increase in accounts payable and accrued liabilities	7,065	(86,275)	(34,573)
Net cash used in continuing activities	(21,070)	(92,624)	(378,293)
Net cash used in discontinued activities	-	-	(479,215)
	(21,070)	(92,624)	(857,508)

Cash Flows From Investing Activity
Net cash from discontinued activities	-	-	65,821

Cash Flows From Financing Activities
Share capital issued	-	125,000	125,000
Payments on short term notes payable	(4,005)	(24,169)	(12,714)
Net cash from discontinued activities	-	-	677,086
	(4,005)	100,831	789,372

Increase In Cash	(25,075)	8,207	(2,315)

Effect Of Foreign Exchange On Cash	-	-	3,385

Cash, Beginning Of Period	26,145	-	-

Cash, End Of Period	$1,070	$8,207	$1,070

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

On December 31, 2004, the board of directors authorized a forward stock split of the Company’s common shares issued and outstanding on a 4 for 1 basis. Per-share amounts in the accompanying financial statements have been adjusted for the split. Prior to the split, there were 1,508,274 shares of the Company's common stock issued and outstanding. As of January 3, 2005, and prior to the acquisition of Tech Team Holding Corp. (note 5), there were 6,033,096 shares of the Company's common stock issued and outstanding.

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

As a condition to the closing of the acquisition of Tech Team, the Company agreed to complete a four for one split of its common stock (note 4). On January 3, 2005, the stock split was effective. As of January 3, 2005, and prior to the acquisition of Tech Team, there were 6,033,096 shares of the Company's common stock issued and outstanding. All of the shares that were issued to the shareholders of Tech Team at the closing of the Share Exchange Agreement were post-split shares.

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

Cash Requirements

Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We have estimated that our company will require approximately $2 million to carry out our business plan in our fiscal year ended March 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

- support our planned rapid growth;

- develop new or enhanced services and technologies;

- increase our marketing efforts;

- acquire complementary businesses or technologies; and/or

- respond to competitive pressures or unanticipated requirements.

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

Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We have estimated that our company will require approximately $2 million to carry out our business plan in the fiscal year ended March 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

- support our planned rapid growth;

- develop new or enhanced services and technologies;

- increase our marketing efforts;

- acquire complementary businesses or technologies; and/or

- respond to competitive pressures or unanticipated requirements.

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

There are risks inherent in doing business in international markets, including:

- fluctuations in currency exchange rates;

- difficulties in staffing and managing foreign operations;

- changes in regulatory requirements, tariffs and other trade barriers;

- potentially adverse tax consequences; and

- inadequate protection for intellectual property rights.

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

We expect that a substantial portion of our business, assets and operations of our company will be located and conducted in China. The economy of China differs from the economies of most developed countries in many respects, including:

- government involvement;

- level of development;

- growth rate;

- control of foreign exchange; and

- allocation of resources.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

- actual or anticipated variations in our quarterly operating results,

- announcements of new services, products, acquisitions or strategic relationships by us or our competitors,

- trends or conditions in the energy management services industry,

- changes in accounting treatments or principles,

- changes in earnings estimates by securities analysts and in analyst recommendations,

- changes in market valuations of other energy management services companies, and

- general political, economic and market conditions.

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

Date: May 11, 2005