Form 10KSB
period 2005-03-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2005-07-18
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

?  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

?  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

Commission file number 000-30299

GLOBAL INNOVATIVE SYSTEMS INC.

(Name of small business issuer in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong	0000000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (852) 2546-1808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $2,603,865

9,389,756 common shares @ $1.69 (1) = $15,868,687

(1) Average of bid and ask prices on June 15, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

19,929,489 common shares issued and outstanding as of June 15, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Global Innovative Systems Inc. and our wholly-owned subsidiaries.

Corporate History

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.”. On November 12, 1999, we changed our name to “Global Innovative Systems Inc.”.

We were an inactive company until January 31, 2000, when we closed a share exchange agreement with the stockholders of Niew Industries Inc. Following the completion of the transaction, Niew Industries became our wholly-owned subsidiary. Because the stockholders of Niew Industries controlled 55% of the resultant entity, and because the business of Niew Industries represented the only business operations of our company, the transaction was recorded as a reverse acquisition. Accordingly, our operations were consolidated with those of Niew Industries from the date of acquisition. Niew Industries, a British Columbia company, was incorporated on January 15, 1997 and was inactive until March 23, 1998, when it began the development of a twin rotating asphalt mixing (tram) system.

Following the sale of the tram system prototype, we decided to dispose of Niew Industries, our wholly-owned subsidiary. On January 22, 2003, we entered into an agreement to sell all of the issued and outstanding shares of Niew Industries to the former directors of Niew Industries for $44,142.

On October 2, 2001, we entered into an Acquisition Agreement with Energy Medicine Developments Corp., a Delaware corporation, pursuant to which we agreed to purchase all of the issued and outstanding shares of Energy Medicine Developments. Energy Medicine Developments owned the world-wide marketing and distribution rights to the Enermed Therapy and the Enermed device.

We agreed to sell all of the issued and outstanding shares of our subsidiary, Energy Medicine Developments held by our company to Robert Fletcher and Fraser Lawrie, pursuant to the terms of a share purchase agreement dated

September 30, 2003. On October 22, 2003, our board of directors approved the Sale of Energy Medicine Developments.

The agreement for the sale of Energy Medicine Developments was made with Fraser Lawrie and Robert Fletcher, our former directors and officers. Under the terms of the agreement, the purchase price for the shares of Energy Medicine Developments was $28,400, which consisted of the forgiveness of certain debts owed by us to Messrs. Lawrie and Fletcher or to companies controlled by Messrs. Lawrie and Fletcher.

Following the sale of Energy Medicine Developments until the acquisition of Tech Team Holdings Limited, we were a development stage company whose business purpose was to identify and complete a merger or acquisition of a business or business opportunity. Now that we have completed the acquisition of Tech Team, we have commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary.

Acquisition of Tech Team

On January 7, 2005, we entered into a share exchange agreement among our company, Tech Team, a company incorporated under the laws of the Territory of the Cayman Islands, Bondy Tan and the shareholders of Tech Team as set out in the share exchange agreement. The share exchange agreement contemplated our company acquiring all of the issued and outstanding shares of Tech Team.

The closing of the transactions contemplated in the share exchange agreement and the acquisition by our company of all of the issued and outstanding ordinary stock of Tech Team was completed as of January 13, 2005. In accordance with the closing of the share exchange agreement on January 13, 2005, we acquired all of the 354,798,533 issued and outstanding ordinary shares of Tech Team, in exchange for the issuance by our company of 13,000,000 shares of our common stock to the shareholders of Tech Team on the basis of one share of our company for every 27.29219 ordinary shares of Tech Team. As a result of the share exchange transaction, Tech Team became a wholly-owned subsidiary of our company as of January 13, 2005. For financial statement purposes, Tech Team, the acquired entity, is regarded as the predecessor entity and our company is regarded as the successor company as of January 13, 2005.

As a result of the acquisition, and as of January 13, 2005, our company had 19,033,096 shares of common stock issued and outstanding. As of January 13, 2005, the former shareholders of Tech Team held 13,000,000 shares of our company’ s common stock, representing approximately 68.3% of the issued and outstanding shares of our company.

As the former shareholders of Tech Team held 68.3% of our shares as of January 13, 2005, and because the business of Tech Team represents the only business operations of our company, the acquisition of Tech Team is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company commenced filing quarterly and annual reports based on the March 31 fiscal year end of Tech Team. Such financial statements depict the operating results of Tech Team, including the acquisition of our company, from January 13, 2005.

CURRENT BUSINESS

Following the close of the share exchange agreement, our company commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary. Tech Team has developed a proprietary energy-saving technology which is sold under the Eco-Pro Energy Saver brand and includes five different products that utilize the Eco-Pro technology. Additionally, Tech Team distributes 16 externally-sourced energy-saving products and provides consulting and training services for purchasers of its products.

PROPRIETARY BRANDED ECO-PRO ENERGY SAVER PRODUCTS

The Eco-Pro Energy Saver is a computer-controlled electronic device which regulates electric power flow and voltage. It consists of control panels containing electrical parts in a free standing enclosure which is connected between a building’s power line (power input) and its electrical circuits (power output). Eco-Pro Energy Saver is programmable to regulate the amount of power flowing to energy-using devices, resulting in energy conservation. The product also acts as a buffer to eliminate negative effects of fluctuations in the power supply, such as voltage surges and sags. The Eco-Pro Energy Saver has an on-board computer with intelligent software that provides constant self-diagnosis and control. Tech Team manufactures the Eco-Pro Energy Saver in varying sizes and capacities, as well as specialized units to serve specific applications such as centralized air-conditioning and streetlight illumination. The Eco-Pro Energy Saver has a life expectancy of 30 years and Tech Team provides a 10-year manufacturer’s warranty on all non-consumable parts and labor.

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

The five variations of the Eco-Pro Energy Saver product consist of the Eco-Pro Energy Saver for Centralized Air Conditioning System, Eco-Pro Energy Saver for Streetlight Illumination System, Eco-Pro Energy Saver for Injection Molding Systems, Eco-Pro Variable Speed Drives (VSD) and Efficiency Optimizers, all of which are described below except for the Eco-Pro Energy Saver Universal which is described above under the heading “Proprietary Branded Eco-Pro Energy Saver Products”.

Eco-Pro Energy Saver for Centralized Air Conditioning System

This product is a specialized version of the universal Eco-Pro Energy Saver designed specifically for centralized air conditioning applications. The product collects and analyzes operational data from the air conditioning system and issues command signals to adjust operating parameters to match changing load conditions. Use of this product reduces total operating time of air conditioning system compressors, thereby increasing cooling capacity, overall operational efficiency and prolonging the life of the component parts of the air conditioning system.

Eco-Pro Energy Saver for Streetlight Illumination System

This product is a specialized version of the universal Eco-Pro Energy Saver designed specifically for street lighting applications. The product controls and buffers the power supply of streetlight illumination systems to prevent damage primarily caused by excessive voltage. Use of this product reduces total energy consumption of streetlight illumination systems, results in the emission of softer, more evenly distributed light and prolongs the lifespan of component parts of the illumination system.

Eco-Pro Energy Saver for Injection Molding Systems

This product is a specialized version of the universal Eco-Pro Energy Saver designed specifically for injection molding applications. The product allows for real-time, automated control of injection molding machine flow rates and pressure in response to changes in the duty cycle. Use of this product optimizes energy consumption and improves the performance of injection molding machines by matching the power supplied to equipment with the precise amount of power that is required.

Eco-Pro Variable Speed Drives (VSD) and Efficiency Optimizers

This product is a specialized version of the universal Eco-Pro Energy Saver designed specifically for variable speed motor applications. The product varies the power supplied to electric motors, such as industrial water pumps and fans, in response to changing external conditions. Use of this product optimizes energy consumption by matching the power that is supplied to a variable speed motor with the precise amount of power that it requires to perform its function under changing conditions. This product also enables customers to automate the control of their variable speed motors.

NON-PROPRIETARY ENERGY-SAVING PRODUCTS

Apart from the Eco-Pro Energy Saver products, Tech Team distributes 16 other energy-saving products. These products are sourced from third party companies mainly in Europe and North America and sold under distributorship agreements between Tech Team and the other companies. Each of these products is a complementary energy conservation or energy efficiency product which can be integrated with the Eco-Pro Energy Saver, thus enabling our company to offer comprehensive energy management solutions to prospective clients. The 16 energy-saving products that we distribute are as follows:

Transient Voltage Surge Suppressors

This product is an electronic device which prevents harmful voltage transients and surges, which are short or long periods of excessive voltage, from damaging electrical equipment such as motors. It is installed directly within a customer’s main electrical panel and sub-panels to detect voltage transients and surges, and to divert them into the ground. The product eliminates both internal and external sources of excessive voltage.

Active Harmonic Filters

This product is an electronic device which eliminates harmonics from power sources such as an electric utility’s power generators. Harmonics are hazardous distortions in voltage and electric current waves. It utilizes adaptive injection mode technology to remove, store and inject voltage and electric current as required to balance out distortions. Use of this product reduces heating and stress on circuit breakers, fuses, transformers, conductors, and wiring within a customer’s facility, prolonging the life of these components. Use of this product also enables customers to move to higher power loads without exceeding the power load rating of their system. This means that the capacity of the power generator can be utilized to the fullest potential without fear of instability or overheating caused by harmonics.

Power Factor Correction & Real Time Factor Correction Systems with or without Detuners

This product is an electronic device which enhances the power factor, which is the portion of an electric current that is utilized for its intended purpose for devices such as electric motors and transformers. Use of this product reduces power losses, voltage drops, overheating and premature failure of motors and other devices. It can also directly reduce a customer’s electricity bill, as many utilities charge penalty fees to customers with low power factors. The real time factor correction is a fully automatic version of the standard power factor correction and provides automatic monitoring and corrective responses in real time. Both types of units can be installed with or without harmonic detuners.

Automatic Energy Monitoring and Sequential Switching System for Peak Demand Savings

This product is an electronic device which automatically monitors energy consumption and switches electrical equipment off during peak demand times and on during low demand times. Use of this product enables customers to set a maximum monthly electricity charge and ensure that their electricity bill does not exceed the pre-determined maximum.

Motor Controller Series

This product is an electronic device which delivers controlled release of power specifically for electric motor applications. Use of this product enables smooth, seamless acceleration and deceleration of motors, in turn enabling more frequent starting and stopping. This optimizes energy efficiency and also expands the functionality of motors for the customer. It also reduces noise, vibration, shock load, bearing and belt stress, all of which prolongs the life of the motor and peripheral devices. The motor controller series is also available through the entire low-voltage range of both standard and custom-built motors.

Capacitor Bank

This product is an electronic device installed at electricity system substations to control the level of voltage supplied to customers. This product provides automatic power factor correction for medium voltage power systems. Use of this product reduces voltage drops and power losses, and avoids overheating and premature failure of motors and other devices. The product’s standard capacitor banks can be modified for use with various applications, including lighting, motors and switchboards. This product has been designed for environmentally friendly manufacturing.

Voltage Stabilizers for Lighting Circuits

This product is an electronic device which controls excess voltage levels and delivers controlled release of power specifically for lighting circuit applications. Use of this product reduces power losses and voltage surges, which prolongs the lifespan of lighting circuits and related equipment, and also optimizes the consumption of electricity, which reduces a customer’s electricity bill.

High Performance Fluorescent Lighting Tubes and Luminosity Enhancement Jackets

This product consists of a fluorescent lighting tube combined with a reflector and diffuser jacket. Use of this product reduces energy consumption as a result of the lighting tube and through the ability of the jacket to effectively reflect and evenly diffuse light to intended areas.

T5 Lighting System

This product is a high-output fluorescent lighting system. Use of this product enhances energy efficiency up to 50% while providing illumination levels equivalent to conventional systems. Use of this product also improves the quality of the emitted light by reducing glare and by enhancing color appearance and rendition. The product design also includes impact-resistant lighting tubes and electronic ballasts, which enhance the lifespan of the system in comparison to conventional systems. This lighting system can be applied within a wide range of applications, including ceiling lights with air grills and tricolor fluorescent lamps.

HVAC Heat Recycle System

This product is a heat exchanger designed for use by customers such as hotels and factories with both a water-cooled air conditioning system and a hot water system. Use of this product enables customers to pre-cool the air conditioning refrigerant, thereby lowering the refrigerant pressure, the power required by the chiller compressor and the energy usage. At the same time, the heat exchanger also recovers excess heat to heat the water in the hot water system to 50°C, thereby reducing or eliminating the need to operate a boiler or an electrical heater and reducing electricity consumption.

Ecogen Energy System Heat Pump Water Heater

This product is a heat pump which provides heat and hot water within applications where there is a consistent demand for heat and hot water, such as hotels. Use of this product enhances energy efficiency versus conventional fuel boilers and electric heaters.

Solar Boiling System

This product is comprised of solar panels and collector tubes which are connected to an existing hot water generation system to serve as its energy source. The product has an efficient solar-to-thermal conversion ratio due to the selective absorbing technology used within the panels of the product. This is a patented technology which was developed at Tsinghua University in China. In comparison with conventional boiling systems, this product provides energy efficiency and worker safety advantages.

Ice Thermal Storage System

This product is an off-peak cooling system which can be used either as an alternative to, or integrated with, a customer’s air conditioning system. The product takes advantage of cheaper electricity rates at night to chill water or other refrigerants, which is then stored as ice in storage tanks. During the daytime when both the cooling load demands and electricity rates are high, the system uses the ice as the means to cool the customer’s facility. This product has lower capital and operating costs than traditional air conditioning systems, and it has been successfully installed at over 2,200 facilities around the world. The system also provides for design flexibility, as units can either be standardized, factory-assembled modules or custom field-assembled units.

Ecomaster Comprehensive Water Treatment System

This product uses a technology based on molecular surface energy realignment as an alternative method to treat water in cooling tower systems. Use of this product reduces up to 90% of the requirement and cost of water treatment chemicals used by such applications. Use of this product also reduces maintenance requirements and increases the lifespan of cooling tower equipment versus chemical-based systems.

Scale Hunter Hard Water Treatment System

This product uses patented technology to remove hard water deposits from water-related equipment such as pipes, boilers, cooling towers and heating elements. The technology removes deposits through a vibration-like process which alters the physical nature of the scale-forming molecules, causing them to loosen and be removed. Use of this product provides a streamlined and manageable alternative to traditional chemical-based systems that require handling of such materials.

DryKor Dehumidification & Cooling Systems

DryKor’s range of products use patented technologies to improve indoor air quality by simultaneously dehumidifying and cooling air within commercial, industrial and residential applications. DryKor products can be installed either alongside conventional air conditioning units or as an alternative to them. Use of these products enables customers to attain targeted temperature and humidity levels more quickly and to lower the overall electricity usage and energy costs of a client’s air conditioning system.

CONSULTING AND TRAINING SERVICES

Our company offers pre-sale and post-sale services to prospective customers. These services include: analyzing the customer’s power system and collecting relevant data; conducting an energy audit; designing and proposing an optimal solution for energy conservation and/or efficiency; delivering and installing the equipment; training customer personnel in the operation and maintenance of the equipment; monitoring the system’s performance; and providing site and maintenance visits by our company’s personnel.

Market

The market for our products is primarily focused on medium-to-large-scale users of electrical energy across a wide range of sectors and industries. Industrial markets include manufacturing facilities, chemical plants, refineries, industrial parks and warehouses. Commercial markets include office buildings, hotels, shopping centers, racetracks, golf courses, casinos, stadiums, large restaurants, cinemas, theatres, theme parks, supermarkets and retail chains. Municipal markets include airports, train stations, subway stations, water treatment plants, police stations and street lighting. Institutional markets include hospitals, sanitariums and universities. Residential markets include large residential estates, condominium complexes and apartment buildings.

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

SALES AND MARKETING STRATEGY

Our company estimates that we will spend approximately $540,000 on marketing and sales activities during our company’s fiscal year ending March 31, 2006, excluding salaries for internal sales and marketing personnel.

Overview

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

Sales Channels

Marketing, sales and distribution of our products are accomplished through the following three main channels:

•

Direct Marketing: We market and sell our products directly to customers and potential customers through an internal team of sales professionals. These personnel target large customers in Hong Kong, China and Macau. In Tech Team’s fiscal year ended March 31, 2005, approximately 64% of total sales revenue was derived from direct marketing efforts.

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

The distributorship agreements enable our company to access the distributor’s existing clientele and relationship network, which allows for market penetration with minimal overhead expenses. In Tech Team’s fiscal year ended March 31, 2005, approximately 36% of total sales revenue was derived from sales through distributorship agreements.

•

Partnerships and Joint Ventures: Our company seeks to enter into partnerships and joint venture agreements with facility developers, power authorities, banks, and other large companies in our current target market. Through such agreements, we intend to sell our products directly to our partners.

Sales Agreements

Our company utilizes the following three types of sales agreements: service contracts, direct sales contracts and trading contracts. For service contracts, the revenue from consulting services is recognized when the services have been provided and completed. This method is used to recognize revenue for service contracts because such services are provided within a short period of time and because our company’s obligations are met upon completion and fulfilment in accordance with the service contracts. Revenue from direct sales is obtained from sales of our hardware sales or sales-type leases. Such sales are recognized when the product is delivered and installed and all outstanding obligations of our company pursuant to the sales contract is completed. Revenue from trading contracts is also obtained from hardware sales but represents sales to our distributors and agents and is recognized when the product is delivered and title is transferred. In general, our company recognizes revenue when it is realized or realizable and earned. Our company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sale price is fixed or determinable, and collectively is reasonably assured.

Financing Option

Our company has established relationships with several financial institutions which may provide a financing option to our company’s clients. Through such financing arrangements, up to 100% of the purchase price of our products may be financed by clients. These financial institutions include Inchroy Credit Corporation Limited, HSBC Limited, Hang Seng Bank and CIT Financial (Hong Kong) Limited. These arrangements may enable our company to offer customers the ability to implement energy management solutions with little or no up-front capital investment. Our company may introduce our customers to these financial institutions. Our company does not guarantee the payments of such customers to pay for the energy management solutions and our company does not have any obligations to these financial institutions.

COMPETITION

Our company’s primary competitors are other energy management services companies providing similar products in our target market. There are approximately 50 companies that do business in our target market which are engaged in the sales of energy saving products. Our management, however, is not aware of any competitor doing business in our target market that offers an entire product line comparable to our products.

Most energy management companies sell a single product or single brand. The single-product approach has generated savings for specific conservation issues, such as reducing energy consumption of chillers or lighting fixtures, but has produced inconsistent results in overall energy consumption for electricity consumers. Similarly, this single-product approach often addresses one issue while creating new ones. For example, use of single products may inadvertently create new energy efficiency problems such as distortions and disturbances that can damage customer equipment.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials suppliers

Our company’s principal supplier of component parts is Guilin Electrical Equipment Scientific Research Institute. Under a 10-year Original Equipment Manufacturer Agreement dated June 1, 2000, Guilin Electrical Equipment Scientific Research Institute manufactures component parts used by our company to assemble and create our trademark Eco-Pro Energy Saver products. We have established our own product assembly facility in Zhuhai, People’s Republic of China, where the component parts are assembled into finished products. Our company relies on Guilin Electrical Equipment Scientific Research Institute for the manufacture of our company’s component parts, and a sudden change in the business affairs of this entity would have a material effect on our company.

The principal components of our products are magnetic steel coils, computer chips, circuit boards, transformers and miscellaneous electrical circuitry and components. The prices for these components are subject to market forces largely beyond our control. The prices for these components have varied significantly in the past and may vary significantly in the future.

Products suppliers

Our company also sources finished goods from external vendors on a case by case basis. A major supplier which is a non-affiliate of the company, accounts for more than 10% and nil of the total purchases of our company during the years ended March 31, 2005 and March 31, 2004, respectively..

COMPLIANCE WITH ENVIRONMENTAL LAWS

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, that requires compliance with federal, state or local environmental laws in any jurisdictions of our operation.

GOVERNMENT REGULATION

Neither our company nor our company’s products or services are regulated by the government of any of our markets and no permits specific to our industry are required in order for our company to operate or to sell our products and services. Our company is not subject to any legislation specific to our industry, company or products and services.

RESEARCH AND DEVELOPMENT

Our company’s research and development efforts are focused on enhancing the Eco-Pro Energy Saver products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adaptation of existing products to accommodate the requirements of larger and smaller electricity consumers. Research and development efforts are conducted in-house, as well as through an agreement with Guilin Electrical Equipment Scientific Research Institute, a leading governmental research institute in China under the Ministry of Mechanical Industry. Tech Team did not incur research and development costs during the years ended March 31, 2005 and 2004. We anticipate our company’s total research and development expenditures will be approximately $10,000 for the fiscal year ending March 31, 2006.

INTELLECTUAL PROPERTY

Patent Applications

In China, our company, through our indirect wholly-owned subsidiary, Grandplex Development Limited, has applied for a patent of the underlying technology used in the Eco-Pro Energy Saver products, which patent is currently pending. The patent application, Application No. 02106678.7, for “an energy saving device” has successfully undergone preliminary examination and the application has been published in No. 37, Vol. 19 of the Chinese Patent Gazette for Invention. The patent is now undergoing examination by the Patent Office of the People’s Republic of China. In Hong Kong, Tech Team has applied for a patent based on the patent application in China. This patent (Application No. 04101357.1) is also pending, and its approval rests on the prior approval of the patent application in China. Tech Team has also recently filed the initial patent application form for a United States patent covering the technology underlying the Eco-Pro Energy Saver.

Trademarks

The Eco-Pro name and logo are registered trademarks in China, Hong Kong, Macau, Thailand and the 25 nations of the European Community Union. We intend to file for trademark registration of the Eco-Pro name and logo in the United States and Canada in the near future.

Domain Names

We own and operate the following duly registered internet domain names: www.gistt.com, www.techteam.com.hk. and www.ttzh.com. The information contained in our websites does not form part of this annual report. Our company does not make available, on or through our websites, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the Securities and Exchange Commission. However, a copy of our 2005 annual report on Form 10-KSB for the fiscal year ended March 31, 2005 and our quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004, which have been filed with the Securities and Exchange Commission, including the financial statements, will be provided without charge to any shareholder or beneficial owner of our common stock upon written request to our Chief Executive Officer, Bondy Tan at Global Innovative Systems Inc., 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong.

Additionally, any document filed by us, including this annual report on Form 10-KSB, may be viewed at the Securities and Exchange Commission’s public reference room, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information about its public reference room. These Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at “www.sec.gov”.

Certifications

Our company, through our indirect wholly-owned subsidiaries Grandplex Development and Tech Team Development Limited, holds ISO 9001:2000 certification for the sales and maintenance service of electrical energy-saving equipment. This is an internationally-recognized standard denoting quality management systems. The annual ISO 9001:2000 re-certification audit was conducted on May 5, 2005, and pending approval of the re-certification, will result in the renewal of the ISO 9001:2000 certification. The Eco-Pro Energy Saver product has received certification for technical performance as an energy saving product from the China Certification Center for Energy Conservation Product. It has also received certification of safety compliance with International Electrotechnical Commission standards for electrical equipment. Various independent product tests have been completed and additional non-critical industry and governmental certifications related to the Eco-Pro Energy Saver product have been obtained, primarily within mainland China.

EMPLOYEES

As of March 31, 2005, Tech Team had 46 employees, of which 42 were full-time and 4 were part-time employees. Of these employees, 5 were senior management, 11 were managerial, administrative, finance and accounting staff, 14 were engineers and technicians engaged in engineering, consulting and training service, 7 were engaged in sales and marketing, and 9 were engaged in manufacturing and other operational activities. Of those employees, none are covered by collective bargaining agreements. We plan to hire a chief financial officer before the end of the second quarter of our 2006 fiscal year.

SUBSIDIARIES

The names of our wholly-owned and majority-owned subsidiaries, their dates of incorporation and the jurisdictions in which they are incorporated are as follows:

Name	Jurisdiction	Date Incorporated
Tech Team Holdings Limited	Territory of the Cayman Islands	February 15, 2002
Tech Team Investment Limited(1)	British Virgin Islands	March 24, 2000
Grandplex Development Limited(2)	Hong Kong	January 18, 1999
Tech Team Development Limited(2)	Hong Kong	October 22, 1999
Tech Team Engineering Limited(2)	Hong Kong	August 23, 2000
Tech Team (China) Limited(2)	British Virgin Islands	May 22, 2002
Tomi Fuji Energy Management Services Consultants Limited(2)	Hong Kong	March 10, 2004
Tomi Fuji Energy Pte. Ltd.(3)	Singapore	December 17, 2004
Tech Team Development (Zhuhai) Limited(4)	The People’s Republic of China	August 23, 2002
(1)	Wholly-owned subsidiary of Tech Team Holdings Limited.
(2)	Wholly-owned subsidiary of Tech Team Investment Limited.
(3)	80% majority-owned subsidiary of Tomi Fuji Energy Management Services Consultants Limited.
(4)	Wholly-owned subsidiary of Tech Team (China) Limited.

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

Our business plan calls for significant expenses necessary to continue the development of our products and expand our position in the market. We have estimated that our company will require approximately $2 million to carry out our business plan in the fiscal year ending March 31, 2006. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

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

Our company is subject to revenue collection risk due to a concentration of receivables with several large accounts.

Our company provides credit to our customers under normal credit terms and without collateral. Two of our customer accounts each represent more than 10% of our company’s total revenue. In addition these two customers account for approximately 80% of our trade receivables and net investment in sales-type leases balances of our company as of March 31, 2005. As a result, our company is subject to potential risk related to changes in business and economic factors that adversely affect these customers’ respective businesses. If we are unable to collect receivables due from these companies, our revenues and net income could be reduced, which could adversely affect our financial condition in a material manner.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on one vendor who accounts for more than 10% of our accounts payable for the year ended March 31, 2005. If any of our vendors terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Our company’s success largely relies on the ability of our agents and distributors to sell our products, and on our ability to effectively monitor the activities of such persons and the failure to establish and maintain productivity from our agents and distributors may have a material adverse effect on our operations.

Our company relies on agents and distributors to earn revenue by means of selling our products directly to end users with installation (Direct Sales Contracts) and through distributors (Trading Contracts), with a majority of revenues generated by the latter. The current over-dependence on external distributors requires an effective and efficient monitoring system to ensure our success in delivering products to customers. Our company monitors the activities of our agents and distributors but there can be no assurance that our monitoring efforts are successful in achieving a productive and efficient distribution network. Failure to establish and maintain high levels of productivity and efficiency from our distribution network may have a material adverse effect on our operations.

The future success of our company is largely dependent upon our ability to obtain or generate sufficient cash flow and the failure to obtain sustainable levels of cash flow will have a material adverse effect on our operating results.

Our company generally extends a 120-day credit period to customers within our hardware sales trading contracts. For direct sales contracts with installation, our company offers financing terms of up to 60 months to renowned and publicly listed customers. Our company, however, is required to pay its vendors for the cost of supplies and hardware in accordance with credit terms ranging from cash on delivery to payment within 30 days. Such financing arrangements create a time lag between the payment for inventory and the collection of revenue from sales contracts, which has placed working capital restraints on our company. Our company has established relationships with several financial institutions to provide financing options directly to our customers for the purchases of our equipment which may assist in alleviating these working capital restraints on our company. There can be no assurance, however, that any financial institutions will agree to provide such a financing option, and if our company is unable to arrange such financing options for our customers, the working capital restraints on the company would be expected to continue, which could have a material adverse effect on the financial condition and operations of our company.

New or changing government policies or regulations related to the energy savings industry in our markets may have an adverse effect on our operations and may further require our company to modify our business plan.

Our management oversees trends in the industry by accessing available market information, including updated governmental policies and regulations related to the energy savings industry from time to time. Both short and long-term changes in governmental policies or regulations affecting the energy savings industry may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

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

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square foot office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Tech Team Development and Tomi Fuji Energy Management Consultants, Bondy Tan, a director and the chief executive officer of our company, and Ho Tai Kwan, an affiliate of our company, have guaranteed the rent payments of Tomi Fuji Corporation to lease our office premises for the period from April 16, 2005 to April 15, 2007. Our company obtained more favourable leasing terms including a longer rent free period through this guarantee arrangement. The office premises is used by the company. The monthly fixed rent is $4,694 (HK$36,520), plus a monthly service charge of $1,596 (HK$12,417). Upon expiration of the lease, we intend to renew our lease, or move to a larger office space in Hong Kong if additional space is required.

Our company, through Tech Team Development (Zhuhai), also leases a facility at 3rd Floor, Block 1, Hang Xin Industrial Centre, 2000 Jiu Zhou Da Dao West, Zhuhai, Guangdong, People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 12,185 square foot space serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company, through our indirect wholly-owned subsidiary, Tech Team Development (Zhuhai), has leased the facility for the period from September 1, 2002 to August 31, 2005. The monthly fixed rent is $1,663 (13,584 yuan), plus a monthly service charge of $208 (1,698 yuan). Our company intends to renew this lease upon expiry and to lease additional space in adjoining premises to accommodate our growing needs.

Lastly, our company, through Tech Team Development (Zhuhai), has leased staff quarters located at Room 301, Block 4, Xinyuen Ge, Nanpo Garden, Zhuhai, Guangdong, People’s Republic of China, at a monthly cost of $367 (3,000 yuan) for the period from April 26, 2005 to October 26, 2005.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our stock is listed for quotation on the Over-the-Counter Bulletin Board under the trading symbol “GBSY”. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, Telephone: 702.361.3033, Facsimile: 702.433.1979. Our common shares initially began trading on the OTC Bulletin Board on April 17, 2001 under the trading symbol “GBIS”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ending March 31, 2005. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2005	$2.47	$1.00
December 31, 2004	1.75	0.90
September 30, 2004	0.98	0.90
June 30, 2004	1.07	0.98
March 31, 2004	1.05	0.75
December 31, 2003	0.75	0.01
September 30, 2003	0.01	0.01
June 30, 2003	0.04	0.01

On June 15, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.75.

As of June 15, 2005, there were 167 holders of record of our common stock. As of such date, 19,929,489 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Recent Sales of Unregistered Securities

Not Applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report. Our company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

SELECTED FINANCIAL DATA

Five Years Consolidated Balance Sheets

	March 31,
	2005	2004	2003	2002	2001

Total current assets	2,484,694	677,568	799,199	1,364,614	541,782
Total non current assets	5,305,976	1,324,525	1,212,867	778,624	28,349
Total assets	7,790,670	2,002,093	2,012,066	2,143,238	570,131
Total current liabilities	(4,389,581)	(3,235,769)	(1,414,630)	(1,125,474)	(473,350)
Total non-current liabilities	(2,468)	(60,462)	(720,997)	(173,653)	(3,146)
Total shareholders' equity/(deficit)	3,398,257	(1,294,138)	(123,561)	844,111	93,635

Five Years Consolidated Statements Of Operations

	Year ended March 31,
	2005	2004	2003	2002	2001
Total net revenues	2,603,865	392,092	274,544	895,990	802,447
Total cost of revenues	(1,035,939)	(272,902)	(143,424)	(412,370)	(349,723)
Management fee income from a related company	-	-	61,697	-	-
Amortization of intangible assets	(125,874)	-	-	-	-
Selling and marketing expenses	(576,268)	(150,193)	(171,766)	(92,772)	(105,305)
General and administrative expenses	(1,140,670)	(957,472)	(827,831)	(255,825)	(239,502)
Research and development expenses	-	-	(20,112)	-	-
(Loss)/Profit from operations	(274,886)	(988,475)	(826,893)	135,023	107,917
Interest expense	(136,088)	(195,274)	(98,906)	(44,252)	-
Interest income	14,420	2,931	1,641	-	-
Gain on disposal of investments	-	11,253	4,773	-	-
Unrealized holding loss on other investments	-	-	-	(16,992)	-
Gain on dilution of interest in a subsidiary	-	-	2,851	-	-
Other income	2,818	8,385	8,350	17,241	1,978
(Loss)/Profit before income tax	(393,736)	(1,161,180)	(908,184)	91,020	109,895
Income tax	(136,246)	-	18,236	(21,143)	(17,674)
Minority interests	-	5,457	16,650	-	-
Net (loss)/profit	(529,982)	(1,155,723)	(873,297)	69,877	92,221

Company Overview

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” Following the sale of Energy Medicine Developments in September 2003, our company was a development stage company whose business purpose was to identify and complete a merger or acquisition of a business or business opportunity. Upon the acquisition of Tech Team on January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owed operating subsidiary.

Acquisition of Tomi Fuji Energy Management Services Consultants

In October 2004, Tech Team, through one of its subsidiaries, Tech Team Investment Limited, entered into share purchase agreement with Tomi Fuji Corporation Limited which became a shareholder of our company on January  13, 2005. Pursuant to the terms of the share purchase agreement, Tech Team acquired 100% of the issued and outstanding shares in the capital of Tomi Fuji Energy Management Services Consultants, a non-operating company that held certain intangible assets. In exchange for acquiring all of the issued and outstanding shares of Tomi Fuji Energy Management Services Consultants, Tech Team issued 4,284 ordinary shares of Tech Team Investment Limited to Tomi Fuji Corporation on October 4, 2004. On the same date, Tech Team entered into another share purchase agreement with Tomi Fuji Corporation and issued 85,285,713 ordinary shares at a deemed issue price of $0.02 per share to Tomi Fuji Corporation in exchange for its entire interest in Tech Team Investment Limited arising from first share purchase agreement in October 2004. The closing of the share exchange occurred on October 4, 2004.

Acquisition of Tech Team

On January 7, 2005, we entered into a share exchange agreement among our company, Tech Team, Bondy Tan and the shareholders of Tech Team as set out in the share exchange agreement. The share exchange agreement contemplated our company acquiring all of the issued and outstanding shares of Tech Team.

The closing of the transactions contemplated in the share exchange agreement and the acquisition by our company of all of the issued and outstanding ordinary stock of Tech Team was completed as of January 13, 2005. In accordance with the closing of the share exchange agreement on January 13, 2005, we acquired all of the 354,798,533 issued and outstanding ordinary shares of Tech Team, in exchange for the issuance by our company of 13,000,000 shares of our common stock to the shareholders of Tech Team on the basis of one share of our company for every 27.29219 ordinary shares of Tech Team. As a result of the share exchange transaction, Tech Team became a wholly-owned subsidiary of our company as of January 13, 2005. For financial statement purposes, Tech Team, the acquired entity, is regarded as the predecessor entity and our company is regarded as the successor company as of January 13, 2005.

As a result of the acquisition on January 13, 2005, our company had 19,033,096 shares of common stock issued and outstanding. As of January 13, 2005, the former shareholders of Tech Team owned 13,000,000 shares of our company’s common stock, which represented approximately 68.3% of the issued and outstanding shares of our company.

As the former shareholders of Tech Team held 68.3% of our shares as of the acquisition date, and because the business of Tech Team represents the only business operations of our company, the acquisition of Tech Team is deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the March 31 fiscal year end of Tech Team. Such financial statements will depict the operating results of Tech Team, including the acquisition of our company, from January 13, 2005.

Business of Tech Team

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

Material Trends and Uncertainties

Periodic changes occur in our company’s industry and business that make it reasonably likely that aspects of our future operating results will be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of our company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results.

Our company provides credit to our customers under normal credit terms and without collateral. Our company has one trading contract with an individual non-affiliate customer, Versatech Group Limited, that accounts for $1,546,683 (HK$12,033,194) or 64% of the total hardware sales and 59% of the total revenue for the year ended March 31, 2005. This relationship primarily resulted from the acquisition of Tomi Fuji Energy Management Services Consultants in January 2005. Tomi Fuji Energy Management Services Consultants subsequently signed a significant sales contract soon before the end of our 2005 fiscal year. However, our company expects that this concentration of business will follow a trend of reduced concentration of revenue. Our company expects that revenue from a broader customer base will be achieved in our 2006 fiscal year as Tomi Fuji Energy Management Services Consultants operates over a full fiscal year and is able to close additional sales contracts with a broader range of clients.

Our company granted a 120-day credit period to the customer in accordance with the terms of the trading contract. The contract amount was substantially larger than any previous contract that our company has entered into. There is significant risk associated with this concentration of business, and with our company’s ability to deliver the products in accordance with the terms of the contract. In addition, our company faces significant risk in collecting amounts due pursuant to the contract. As of the date of this report, our company has delivered products in accordance with the terms of the contract. The revenue due from the contract, however, is not yet due and has not yet been collected. Management is currently targeting similar contracts with potential customers in the future. There can be no assurance, however, that our company will obtain similar large-sum contracts in the future. As a result, the transaction should not be taken as an indication of our company’s future performance.

Summary of Key Results

Total net revenues for the year ended March 31, 2005 was $2,603,865 (HK$20,258,071), which represents a 564% increase over the total net revenue of $392,092 (HK$3,050,475) for the year ended March 31, 2004.

Operating expenses including selling and marketing expenses and general and administrative expenses for the year ended March 31, 2005 were $1,716,938 (HK$13,357,774), which represents a 55% increase in operating expenses of $1,107,665 (HK$8,617,632) for the year ended March 31, 2004.

Our company acquired certain intangible assets through the acquisition of Tomi Fuji Energy Management Services Consultants in January 2005. These intangible assets are comprised of trademarks, a customer base and order backlogs. Amortization of intangible assets incurred for the year ended March 31, 2005 was $125,874 (HK$979,300) while it was nil for the year ended March 31, 2004.

Interest expenses for the year ended March 31, 2005 were $136,088 (HK$1,058,765), which represents a 30% decrease from $195,274 (HK$1,519,233) for the year ended March 31, 2004.

Results before taxes and minority interest for the year ended March 31, 2005 was a net loss of $393,736 (HK$3,063,258) comparing to a net loss of $1,161,180 (HK$9,033,982) for the year ended March 31, 2004.

Results of Operations – Fiscal Year Ended March 31, 2005

Our company’s net loss before taxes and minority interest for the year ended March 31, 2005 was $393,736 (HK$3,063,258), as compared to a net loss before taxes and minority interest of $1,161,180 (HK$9,033,982) for the year ended March 31, 2004.

Revenues and Cost of Revenues

Total net revenues for the year ended March 31, 2005 was $2,603,865 (HK$20,258,071), which represents a 564% increase over the total net revenue of $392,092 (HK$3,050,475) for the year ended March 31, 2004. The increase in net revenues was primarily attributable to increased sales of our hardware products, an increase in service revenue, and a large sales contract of $1,546,683 (HK$12,033,194) that was entered into by Tomi Fuji Energy Management Services Consultants, a newly acquired subsidiary. The contract represents 64% of our company’s total hardware sales and 59% of our company’s total revenue for the year ended March 31, 2005.

The increase in revenues reflect an expanded distribution network, an increase in marketing efforts and increased growth in demand for energy-saving products. Management believes the increase in demand for our company’s products and services is mainly attributable to the increasing cost of energy and the need for businesses to reduce costs in order to remain competitive in an increasingly competitive global business environment.

Specifically, sales of hardware related to energy-saving systems for the year ended March 31, 2005 increased to $2,397,716 (HK$18,654,234), an increase of $2,058,175 (HK$16,012,602) or 606% over the year ended March 31, 2004. The increase in revenues from the sale of hardware resulted, in part, by our company’s increased distribution network which expanded during the years ended March 31, 2005 and 2004. Before the acquisition of Tech Team, Tech Team commenced product assembly operations of a hardware factory in Zhuhai, People’s Republic of China, in January 2003. The factory also expanded Team Tech’s distribution channels to reach customers in the nearby Guangdong Province and Pearl River Delta regions, particularly Hong Kong and Macau. Additionally, Tech Team signed distribution agreements with three distributors during the year ended March 31, 2005 and seven distributors during the year ended March 31, 2004.

Net revenues also increased from a growth in service revenues during the year ended March 31, 2005 of $191,951 (HK$1,493,376), representing an increase of $145,919 (HK$1,135,248) or 317% over the year ended March 31, 2004. The increase in service revenue was primarily attributable to a large energy-saving feasibility study conducted for one customer, which generated a one time fee of $128,535 (HK$1,000,000).

Cost of revenues for the year ended March 31, 2005 was $1,035,939 (HK$8,059,609) or 40% of total revenues compared with cost of revenues of $272,902 (HK$2,123,179) or 70% for the year ended March 31, 2004. The decrease in our cost of revenues as a percentage of revenues during the year ended March 31, 2005 reflects our company’s increased number of products, including the Eco-Pro Energy Saver for Centralized Air Conditioning

System and the Solar Boiling System, which provided increased exposure and recognition of our company in the energy saving industry in our markets. The increased exposure and popularity of our products and services allowed our company to purchase materials at lower costs and benefit from increased installation efficiencies due to an increased number of products being installed in our market areas. These factors combined to decrease our cost of revenues as a percentage of revenues over previous periods.

Our company acquired certain intangible assets through the acquisition of Tomi Fuji Management Services Consultants in January 2005. These intangible assets are comprised of trademarks, a customer base and order backlogs. Amortization of intangible assets incurred for the year ended March 31, 2005 was $125,874 (HK$979,300) while it was nil for the year ended March 31, 2004.

Operating Expenses

Operating expenses for the year ended March 31, 2005 were $1,716,938 (HK$13,357,775) which represents a 55% increase in operating expenses of $1,107,665 (HK$8,617,632) for the year ended March 31,2004. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the year ended March 31, 2005 increased approximately 284% to $576,268 (HK$4,483,364) from $150,193 (HK$1,168,503) for the year ended March 31, 2004. This increase primarily reflects increased costs of $231,234 (HK$1,799,000) associated with an incentive plan adopted during the year ended March 31, 2005 that pays higher commissions to our agents to encourage the expansion of our company’s market in new sectors and industries. Our target sectors and industries to date have primarily consisted of large commercial and industrial customers in Hong Kong, the People’s Republic of China, Macau and Singapore. Through our new incentive plan, our company intends to pursue large commercial, industrial and electricity consumers in Indonesia and the Philippines and customers in Hong Kong, China, Singapore, Indonesia and the Philippines.

Costs also increased during the year ended March 31, 2005 as a result of the employment of four additional sales personnel at a cost of $47,429 (HK$369,000) and salaries for sales personnel of our new wholly-owned subsidiary, Tomi Fuji Energy Management Services Consultants at a cost of $44,216 (HK$344,000). In addition, we incurred $67,610 (HK$526,000) in advertising expenses associated with marketing campaigns and promotional activities during the year ended March 31, 2005. We intend to continue to actively promote our products in existing markets in addition to penetrating new markets in the Asia Pacific region. As a result of these efforts, management expects that selling and marketing expenses will continue to increase in the near future.

During the years ended March 31, 2005 and 2004, our company expanded our distribution network through distribution agreements and strategic alliances which allowed our company to leverage external resources and market expansion while minimizing overhead and avoiding the expenses of new facilities and sales staff. Management intends to continue to expand through distribution agreements and strategic alliances, and does not intend to expand in new markets through the establishment of new company owned facilities.

General and administrative expenses increased 19% during the year ended March 31, 2005 to $1,140,670 (HK$8,874,410) from $957,472 (HK$7,449,129) for the year ended March 31, 2004. The increase is primarily attributable to higher legal and professional fees for being a public company in the United States that increased by approximately $426,221 (HK$3,316,000) from our fiscal year ended March 31, 2004. Management expects that professional costs, including legal, accounting and audit fees, will increase in the future as our company’s operations expand.

During fiscal 2004, our company incurred a charge of $132,262 (HK$1,029,000) involving a specific sales contract that was commenced and subsequently terminated by the customer and our company. The account receivable associated with this contract was recorded as accounts receivable during the years ended March 31, 2003 and 2002. Upon termination of the contract, the account receivable was written off for the year ended March 31, 2004. The remaining balance of accounts receivable that were written off totalling $26,833 (HK$208,761) during fiscal 2004 was primarily accounts receivable carried forward from the year ended March 31, 2002 to the year ended March 31, 2004, when the debtors’ accounts were determined to be unrecoverable. Our company monitors our accounts receivable and each account receivable is specifically assessed for credit risk at regular intervals by our management. Our company provides an allowance for doubtful accounts when collection of an account is considered doubtful and will be quantified based on an assessment of factors such as the specific customer’s background and credit history.

Interest expense decreased to $136,088 (HK$1,058,765) for the year ended March 31, 2005 as compared to $195,274 (HK$1,519,233) for the year ended March 31, 2004. The decrease of 30%, or $59,186 (HK$460,468), reflects a reduction in interest-bearing debt, which was paid down with proceeds from an interest-free loan provided by a director and the Chief Executive Office of Tech Team and our company who subsequently converted the loan into shares of Tech Team in October 2004.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

Capital Resources

As of March 31, 2005, our company had a net working capital deficit of $1,904,887 (HK$14,820,017) compared with a deficit of $2,338,001 (HK$18,189,647) as of the same date in 2004, which represents a reduction in the deficit of approximately $433,114 (HK$3,369,630). The cash and cash equivalents of our company increased to $32,694 (HK$254,360) as at March 31, 2005 as compared to $3,078 (HK$23,949) as of March 31, 2004. As of March 31, 2005, our company had total credit facilities outstanding of $1,571,993 (HK$ 12,230,103), $129,357 (HK$1,006,396) of which remains available for future use.

The future prospects of our company are primarily dependent upon the continuing financial support through credit facilities of our creditors, directors and shareholders, through equity issued to new shareholders, our ability to raise long term financing and our ability to achieve and maintain profitable operations. The company has raised and received additional capital of $1,344,590 (HK$10,487,800) by allotting and issuing 896,393 common shares in the capital of our company at a deemed issue price of $1.50 each to persons by way of private placements subsequent to the year ended March 31, 2005.

The continuation of our company as a going concern is primarily dependent upon our ability to generate sufficient cash flow to enable our company to satisfy our obligations on a timely basis. To help overcome these difficulties, our company has established relationships with several financial institutions which may provide a financing option to our company’s clients. Through such financing arrangements, up to 100% of the purchase price of our products may be financed by our clients. These financial institutions include Inchroy Credit Corporation Limited, HSBC Limited, Hang Seng Bank and CIT Financial (Hong Kong) Limited. Our company may introduce the customers to these financial institutions. Our company does not guarantee the payment of our customers to pay for energy management solutions and our company does not have any obligations to these financial institutions. These arrangements, if executed, are expected to enable our customers to implement energy solutions with little or no initial capital investment which our company believes will promote an increase in sales revenue. There can be no assurance, however, that the financial institutions will actually agree to such a financing option.

Management believes that our company’s cash and cash equivalents, cash provided by operating activities, if any, and unused credit facilities will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the sale of our equity securities by private placement. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,335,203 (HK$10,387,877) for the year ended March 31, 2005 as compared to $823,833 (HK$6,409,424) for the year ended March 31, 2004. The increase in the use of cash in operating activities was mainly attributable to increases in investment in sales-type leases of $658,750 (HK$5,125,075). As our company attempts to attract new customers, it has begun to allow customers extended financing terms of up to 60-months. However, our company is required to pay its vendors for the cost of the hardware in accordance with credit terms ranging from cash on delivery and payment within 30 days. Such financing arrangements create a time lag between the payments for inventory and receipts from sales thereof, which has placed additional demands on our company’s working capital requirements. Our company is currently in negotiations with certain financial institutions to provide financing to our customers for purchases of our equipment, which, if successful, will assist in alleviating this working capital requirement. Increases in our company’s net revenues and improvements in our company’s gross margins have allowed our company the ability to finance increases in selling expenditures, while at the same time reducing our overall loss from operations.

Cash Flow Used in Investing Activities

Our company reduced the cash used in investing activities to $9,468 (HK$73,660) during the year ending March 31, 2005 from $222,329 (HK$1,729,719) during the year ended March 31, 2004. The decrease in investing activities was largely due to no further restricted deposits were pledged to a bank to secure the banking facilities line granted.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,374,286 (HK$10,691,948) for the year ended March 31, 2005 which represents an increase of $370,674 (HK$2,883,846) as compared to cash of $1,003,612 (HK$7,808,102) for the year ended March 31, 2004. During the year ended March 31, 2005, our company reduced its interest-bearing borrowings of $620,215 (HK$4,825,276) and capital lease obligations of $73,878 (HK$574,771) as compared to $866,993 (HK$6,745,202) and $196,385 (HK$1,527,873) respectively during the year ended March 31, 2004. Proceeds used for the payments made were largely obtained from Bondy Tan, a director and the Chief Executive Officer of our company. Bondy Tan provided our company with an interest-free loan of $3,228,442 (HK$25,117,436) with no fixed repayment terms for the year ended March 31, 2005, as compared to $1,510,688 (HK$11,753,156) during the year ended March 31, 2004. In October 2004, 70,512,820 ordinary shares were issued at a deemed issue price of $0.02 per share to Bondy Tan in settlement of loans outstanding of $1,413,882 (HK$11,000,000). Our company also settled $326,492 (HK$2,540,108) in payables to the director and Chief Executive Officer by transferring certain receivables to him.

Capital Expenditures

Tech Team incurred capital expenditures of $2,536 (HK$19,734) during the year ended March 31, 2005 and $16,575 (HK$128,955) for the year ended March 31, 2004. The decrease in capital expenditures in fiscal 2005 was mainly attributable to an increased emphasis on generating sales revenue through distributors. As of March 31, 2005, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Other than as described below, our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Tech Team Development and Tomi Fuji Energy Management Consultants, Bondy Tan, a director and the chief executive officer of our company, and Ho Tai Kwan, an affiliate of our company, have guaranteed the rent payments of Tomi Fuji Corporation to lease our office premises for the period from April 16, 2005 to April 15, 2007. Our company obtained more favourable leasing terms including a longer rent free period though this guarantee arrangement. The office premises is used by the company. The monthly fixed rent is $4,694 (HK$36,520) plus a monthly service charge of $1,596 (HK$12,417) with a two month rent free period from April 16, 2005 to June 15, 2005. The obligations of this guarantee are set out as follows:

	Guarantee provided by Period

Guarantee Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$103,270	$44,594	$58,676	Nil	Nil

Contractual Obligations

Operating leases include commitments for office space of $16,859 (HK$131,163). Our principal business office was located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square foot office space serves at the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Tech Team Development and Tomi Fuji Energy Management Consultants, Bondy Tan, a director and the chief executive officer of our company, and Ho Tai Kwan, an affiliate of our company, have guaranteed the rent payments of Tomi Fuji Corporation to lease our office premises for the period from April 16, 2005 to April 15, 2007. Our company obtained more favourable leasing terms including a longer rent free period though this guarantee arrangement. The office premises is used by the company. The monthly fixed rent is $4,694 (HK$36,520), plus a monthly service charge of $1,596 (HK$12,417), with a two month rent free period from April 16, 2005 to June 15, 2005. Our company also leases a facility at 3rd Floor, Block 1, Hang Xin Industrial Centre, 2000 Jiu Zhou Da Dao West, Zhuhai, Guangdong, People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 12,185 square foot space serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company, through our indirect wholly-owned subsidiary, Tech Team Development (Zhuhai), has leased the facility for the period from September 1, 2002 to August 31, 2005. The monthly fixed rent is $1,663 (13,584 yuan), plus a monthly service charge of $208 (1,698 yuan). Our company intends to renew this lease upon expiry and to lease additional space in adjoining premises as required by our company.

Additionally, Tech Team Development (Zhuhai), our wholly-owned subsidiary, has leased a staff quarter located in Room 301, Block 4, Xinyuen Ge, Nanpo Garden, Zhuhai, Guangdong, People’s Republic of China, at a monthly cost of $367 (3,000 yuan) for the period from April 26, 2005 to October 26, 2005.

Our company has entered into capital lease arrangements for leasing motor vehicles and equipment used in our operations. The lease terms are three to five years with an interest rate of 2.75% to 4.75% per annum fixed at the lease date and are secured by the lessor’s charge over the leased assets. Our contractual obligations as of March 31, 2005 were:

	Payments Due by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years		After 5 Years
Capital Lease Obligations	$63,667	$61,199	$1,481	$987	$	Nil
Operating Leases	16,859	16,859	Nil	Nil		Nil
Purchase Obligations	Nil	Nil	Nil	Nil		Nil
Total Contractual Obligations	$80,526	$78,058	$1,481	$987	$	Nil

	Payments Due by Period

Contractual Obligations(1)	Total	Less Than One Year		2-3 Years		4-5 Years		After 5 Years
Total Bank Borrowing Repayable	$1,442,636	$1,442,636	$	Nil	$	Nil	$	Nil
Total Bank Borrowing Interest Payable	80,159	80,159		Nil		Nil		Nil
Total Capital Lease Interest Payable	$7,573	$7,575	$	Nil	$	Nil	$	Nil
(1)	Other than as disclosed in the off-balance sheet arrangements section, set out above, there have been no material changes to the contractual obligations of our company subsequent to March 31, 2005.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We are in the business of developing and manufacturing energy saving products and technologies and have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements.

Revenue Recognition

Our company recognizes revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	Price to the customer is fixed or determinable; and
•	Collectibility is reasonably assured.

In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets out the guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

Our company does not provide our customers and distributors with the right of return (except for quality), price protection, rebates or discounts.

In regards to our company’s allowance for doubtful accounts, we periodically record a provision for doubtful accounts based on an evaluation of the collectibility of accounts receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, our company estimates the extent to which the customer will be able to meet its financial obligations, and we record an allowance that reduces our accounts receivable for that customer to the amount that is reasonably believed will be collected. Additional allowances may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net income.

Valuation of Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out basis. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. This may reduce the results of operations of our company.

Impairment of Long-Lived Assets

Our company reviews our long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that our company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Intangible Assets

Our company acquired certain intangible assets through the acquisition of Tomi Fuji Energy Management Services Consultants Limited in January 2005. These intangible assets are comprised of trademarks, a customer base and order backlogs. The acquired trademark was determined to have an indefinite useful life which is not subject to amortization, unless and until its useful life is determined no longer be indefinite. Our company tests for impairment of trademarks annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The customer base and order backlogs are subject to amortization for five years and five months, respectively, and reviewed for impairment if the carrying amount of the customer base is not recoverable and its carrying amount exceeds its fair market value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. The estimation of the useful life of the trademark and customer base will be affected by factors such as change in demand, unanticipated competition and other economic factors including stability of industry, change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment and changes in distribution channels and business climate. If impairment loss is recognized, the results of operations and the financial condition of our company will be adversely affected.

Investments

Our company classifies our investments in mutual funds as available-for-sale securities and carries them at market value. The unrealized holding gains and losses on these securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are reflected in consolidated statement of operations.

Our company assesses declines in the value of individual investments to determine whether such decline is other-than-temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data in which the guaranteed mutual funds are invested in, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company in which the guaranteed mutual funds are invested in, and our company’s intent and ability to hold the investment.

Net Investment in Sales – Type Leases

At the time a sales – type lease is consummated, our company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in our consolidated statements of operation. Our company reviews minimum lease payments receivable considered at risk on a periodic basis. The review primarily consists of an analysis based upon current information available about the client as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, our company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, our company records a specific reserve.

ITEM 7.	FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated July 15, 2005;

Consolidated balance sheets as of March 31, 2005 and 2004;

Consolidated statements of operations for the years ended March 31, 2005 and 2004;

Consolidated statements of shareholders’ equity (deficit) and comprehensive loss for the years ended March 31, 2005 and 2004;

Consolidated statements of cash flows for the years ended March 31, 2005 and 2004; and

Notes to Consolidated Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2005 and 2004

(Stated in U.S. Dollars)

and

Report of Independent Registered Public Accounting Firm

GLOBAL INNOVATIVE SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DEFICIT) AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GLOBAL INNOVATIVE SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Global Innovative Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss, and cash flows for each of the two years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audits also comprehended the translation of Hong Kong dollar amounts into United States dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 3. Such United States dollar amounts are presented solely for the convenience of the readers in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the recurring losses and negative cash flows from operations of the Company raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte Touche Tohmatsu

Hong Kong

July 15, 2005

GLOBAL INNOVATIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	2005	2005	2004
	USD	HKD	HKD
ASSETS

Current assets:
Cash and cash equivalents	32,694	254,360	23,949
Restricted deposits	220,253	1,713,568	1,713,161
Trade receivables, net of
allowance for doubtful accounts
of HKD nil in 2005 and HKD nil in 2004	1,819,808	14,158,104	613,143
Net investment in sales-type leases	148,478	1,155,163	153,392
Prepaid expenses and other current assets	153,956	1,197,781	1,612,594
Amounts due from related companies	15,501	120,600	1,784,923
Inventories	94,004	731,351	1,083,480

Total current assets	2,484,694	19,330,927	6,984,642

Intangible assets	3,750,476	29,178,700	-
Equipment, net	332,798	2,589,170	2,910,002
Investments - restricted	670,184	5,214,033	5,420,560
Net investment in sales-type leases	552,518	4,298,589	175,285
Trade receivables - due after one year	-	-	85,800

	5,305,976	41,280,492	8,591,647

Total assets	7,790,670	60,611,419	15,576,289

LIABILITIES AND
SHAREHOLDERS' deficit

Current liabilities:
Short-term borrowings	1,323,086	10,293,604	6,098,775
Current portion of long-term debts	119,551	930,104	9,950,209
Trade payables	826,187	6,427,738	-
Amount due to a director	1,210,006	9,413,843	6,861,956
Amounts due to shareholders	167,850	1,305,874	-
Accrued expenses and other current liabilities	545,456	4,243,650	1,690,041
Current portion of obligations under
capital leases	61,199	476,131	573,308
Income tax payable	136,246	1,060,000	-

Total current liabilities	4,389,581	34,150,944	25,174,289

Non-current liabilities:
Obligations under capital leases	2,468	19,200	470,394

Total non-current liabilities	2,468	19,200	470,394

Minority interest	364	2,834	-

Commitments (Note 17)

GLOBAL INNOVATIVE SYSTEMS, INC.

	2005	2005	2004
	USD	HKD	HKD
Shareholders' equity (deficit):
Common stock
Authorized:
800,000,000 common shares, par value
USD0.001 per share
100,000,000 preferred shares, par value
USD$0.001 per share
Issued and outstanding:
19,033,096 common shares at March 31, 2005 and
7,291,462 common shares at March 31, 2004	19,033	148,076	56,728
	5,977,080	46,501,684	5,756,412
Additional paid-in capital	(44,609)	(347,060)	(140,533)
Accumulated other comprehensive loss	(2,553,247)	(19,864,259)	(15,741,001)
Accumulated deficit
	3,398,257	26,438,441	(10,068,394)
Total shareholders' equity (deficit)

TOTAL LIABILITIES AND	7,790,670	60,611,419	15,576,289
SHAREHOLDERS' EQUITY (DEFICIT)

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2005	2005	2004
	USD	HKD	HKD
Revenues:
Hardware	2,397,716	18,654,234	2,641,632
Rental income	3,856	30,000	30,000
Service income	191,951	1,493,376	358,128
Sales-type lease income	10,342	80,461	20,715

Total net revenues	2,603,865	20,258,071	3,050,475

Cost of revenues:
Hardware	1,021,255	7,945,364	2,087,434
Rental income	1,895	14,745	14,745
Service income	12,789	99,500	21,000

Total cost of revenues	1,035,939	8,059,609	2,123,179

Gross profit	1,567,926	12,198,462	927,296

Amortization of intangible assets	(125,874)	(979,300)	-
Selling and marketing expenses	(576,268)	(4,483,364)	(1,168,503)
General and administrative expenses	(1,140,670)	(8,874,410)	(7,449,129)

Loss from operations	(274,886)	(2,138,612)	(7,690,336)
Interest expense	(136,088)	(1,058,765)	(1,519,233)
Interest income	14,420	112,192	22,801
Gain on disposal of investments	-	-	87,548
Other income	2,818	21,927	65,238

Loss before income tax	(393,736)	(3,063,258)	(9,033,982)
Income tax	(136,246)	(1,060,000)	-

Loss before minority interests	(529,982)	(4,123,258)	(9,033,982)
Minority interests	-	-	42,457

Net loss	(529,982)	(4,123,258)	(8,991,525)

Basic and diluted net loss per share	(0.05)	(0.36)	(1.23)

Weighted average number of common
shares outstanding, basic and diluted	11,308,256	11,308,256	7,291,462

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

				Accumulated other
				comprehensive
				income (loss)
					Foreign
			Additional	Unrealized	currency		Total	Total
	Common shares		paid-in	loss on	translation	Accumulated	shareholders’	comprehensive
	Number	Amount	capital	investments	adjustment	deficit	equity (deficit)	loss
		HKD	HKD	HKD	HKD	HKD	HKD	HKD

Balance at April 1, 2003	7,291,462	56,728	5,756,412	(34,303)	9,333	(6,749,476)	(961,306)	-
Other comprehensive loss
Unrealized loss on investments	-	-	-	(81,222)	-	-	(81,222)	(81,222)
Realized on disposal of investments	-	-	-	(34,341)	-	-	(34,341)	-
Net loss	-	-	-	-	-	(8,991,525)	(8,991,525)	(8,991,525)

Balance at March 31, 2004	7,291,462	56,728	5,756,412	(149,866)	9,333	(15,741,001)	(10,068,394)	(9,072,747)

Issuance of shares for amount
due to a director	2,583,626	20,100	10,979,900	-	-	-	11,000,000	-
Issue of shares for the acquisition of
subsidiaries	3,124,912	24,312	30,120,158	-	-	-	30,144,830	-
Share of stock held by Global Innovative
Systems, Inc's. shareholders	6,033,096	46,936	-	-	-	-	46,936	-
Recapitalization in connection with
the Share Exchange Transaction	-	-	(355,146)	-	-	-	(355,146)	-
Net loss	-	-	-	-	-	(4,123,258)	(4,123,258)	(4,123,258)
Other comprehensive loss
Unrealized loss on investments	-	-	-	(206,527)	-	-	(206,527)	(206,527)

Balance at March 31, 2005	19,033,096	148,076	46,501,684	(356,393)	9,333	(19,864,259)	26,438,441	(4,329,785)

Balance at March 31, 2005
(in USD)		19,033	5,977,080	(45,809)	1,200	(2,553,247)	3,398,257	(556,528)

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2005	2004
	USD	HKD	HKD
Operating activities:
Net loss	(529,982)	(4,123,258)	(8,991,525)
Adjustment to reconcile net loss to
net cash used in operating activities:
Amortization of intangible assets	125,874	979,300	-
Depreciation expense	81,705	635,665	923,946
Gross realised gain on disposal of investments	-	-	(87,548)
Loss of disposal of plant and equipment	-	-	86,884
Write-off of bad debts	7,044	54,801	1,237,761
Write-off of inventories	23,679	184,219	110,047
Minority interests	-	-	(42,457)
Changes in operating assets and liabilities:
(net of effect of acquisitions):
Trade receivables	(1,794,337)	(13,959,936)	248,416
Net investment in sales-type leases	(658,750)	(5,125,075)	(104,277)
Prepaid expenses and other current assets	(9,834)	(76,508)	397,600
Inventories	(12,955)	(100,789)	(406,479)
Trade payables	826,187	6,427,738	(674,828)
Amounts due to/from related companies	185,703	1,444,766	-
Accrued expenses and other current liabilities	284,216	2,211,200	893,036
Income tax payable	136,246	1,060,000

Net cash used in operating activities	(1,335,203)	(10,387,877)	(6,409,424)

Investing activities:
Advance to related companies	(8,980)	(69,866)	(516,537)
Purchase of plant and equipment	(2,536)	(19,734)	(128,955)
Increase in restricted deposits	(52)	(407)	(1,713,161)
Net cash inflow from acquisition of subsidiaries	2,007	15,612	-
Net cash inflow from share exchange transaction	94	735	-
Proceeds from disposal of investments	-	-	2,103,962
Proceeds from disposals of plant and equipment	-	-	583,775
Purchase of investments	-	-	(2,058,803)

Net cash used in investing activities	(9,467)	(73,660)	(1,729,719)

GLOBAL INNOVATIVE SYSTEMS, INC.

	2005	2005	2004
	USD	HKD	HKD
Financing activities:
Proceeds from short-term borrowings and
long-term debts	-	-	9,426,648
Repayment of short-term borrowings and
long-term debts	(620,215)	(4,825,276)	(6,745,202)
Repayment of capital lease obligations	(73,878)	(574,771)	(1,527,873)
Advance from a director	3,228,462	25,117,436	11,753,156
Repayment to a director	(1,160,083)	(9,025,441)	(5,098,627)

Net cash provided by financing activities	1,374,286	10,691,948	7,808,102

Net increase (decrease) in cash and cash
equivalents	29,616	230,411	(331,041)
Cash and cash equivalents at beginning of the
year	3,078	23,949	354,990

Cash and cash equivalents at end of the year	32,694	254,360	23,949

Supplemental disclosure of cash flows
information:

Cash paid for:
Interest	128,523	999,907	1,349,008
Interest on capital lease obligations interest	7,565	58,858	170,225

Supplemental schedules of non-cash
investing and financing activities:

Capital lease obligations incurred	3,393	26,400	1,045,646
Amount due to a director capitalized	1,413,882	11,000,000	-
Sales of certain receivables to a director in
settlement for director's loan	326,492	2,540,108	-
Reclassification of inventories to equipment	34,537	268,699	-

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2005 AND 2004 and
Report of independent registered public accounting firm

1.	ORGANIZATION AND NATURE OF OPERATIONS

Global Innovative Systems, Inc., (the "Parent") and its subsidiaries (collectively referred to as the "Company") is principally engaged as a developer, manufacturer and integrator of energy saving products and technologies and provision of consulting and customer training services. In addition, the Company also acts as an agent to market gasoline products on behalf of petroleum distributing companies.

The Share Exchange Transaction

On January 7, 2005, the Parent entered into a share exchange agreement (the "Share Exchange Agreement") among Tech Team Holdings Limited ("Tech Team"), the shareholders of Tech Team as set out in the Share Exchange Agreement, and a director of Tech Team who acted as the guarantor for Tech Team in this transaction. Pursuant to the Share Exchange Agreement, the Parent acquired all of the then issued and outstanding ordinary shares of Tech Team, in exchange for the issuance by the Parent of 13,000,000 shares of its common stock to the shareholders of Tech Team on the basis of one share of the Parent for every 27.29219 ordinary shares of Tech Team ("Share Exchange Transaction"). As a result of the Share Exchange Transaction, Tech Team became a wholly-owned subsidiary of the Parent on January 13, 2005 and because the former shareholders of Tech Team acquired approximately 68.3% of the Parent's outstanding stock, the Share Exchange Transaction was accounted for as a reverse acquisition in which Tech Team was deemed to be the accounting acquirer and the Parent the legal acquirer. The Parent changed its year-end from September 30 to March 31 effective March 31, 2005.

As a result of the Share Exchange Transaction, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Tech Team, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Tech Team prior to the transaction and include the consolidated financial statements of the Company subsequent to the transaction. The Company's shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

Because the Parent was a non-operating public shell company before the Share Exchange Transaction, no goodwill or intangible assets have been recorded in connection with the transaction. The assets and liabilities of the Parent acquired under the Share Exchange Transaction are as follows:

HKD
Net liabilities assumed:

Cash and cash equivalents	735
Other receivables	20,195
Accrued expenses and other current liabilities	(342,409)

(321,479)

GLOBAL INNOVATIVE SYSTEMS, INC.

1.	ORGANIZATION AND NATURE OF OPERATIONS - continued

The principal subsidiaries of the Company as of March 31, 2005 include the following:

	Date of	Place of	Percentage
Name of subsidiary	incorporation	incorporation	of ownership
			%

Tech Team Investment Limited	March 24, 2000	The British Virgin	100
("TTIL")		Islands ("BVI")

Tech Team Development (Zhuhai)	August 23, 2002	The People's	100
Limited ("TT (Zhuhai)")		Republic of China
		(the "PRC")

Tech Team Development Limited	October 22, 1999	Hong Kong	100
("TTDL")

Tech Team Engineering Limited	August 23, 2000	Hong Kong	100
("TTEL")

Grandplex Development Limited	January 18, 1999	Hong Kong	100
("GDL")

Tomi Fuji Energy Management	March 10, 2004	Hong Kong	100
Services Consultants Limited
("TFEMS")

Tomi Fuji Energy Pte. Ltd.	December 17, 2004	Singapore	80
("TFEPL")

Management plans - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company incurred significant losses of HKD4,123,258 and HKD8,991,525 for the years ended March 31, 2005 and 2004, respectively and used cash in its operations of HKD10,387,877 and HKD6,409,424, during the years ended March 31, 2005 and 2004, respectively. The Company also has a net working capital deficit of HKD14,820,017 as of March 31, 2005. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through the successful product development or through the acquisition of new businesses.

These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. Subsequent to March 31, 2005, the Company commenced a discussion which included negotiating debt settlement arrangements with certain creditors and bankers, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring (see Note 22 for details of the equity placement of the Company subsequent to March 31, 2005). Upon successful completion of the discussion, management has determined the Company will be better positioned to fund its current obligations and obtain new financing. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

GLOBAL INNOVATIVE SYSTEMS, INC.

2.	ACQUISITIONS AND DISPOSITIONS

On January 20, 2004, Tech Team acquired the remaining 22.78% minority interest in GDL for a nominal amount of HKD101.

In October 2004, TTIL entered into an agreement with Tomi Fuji Corporation Limited (the "Vendor"), a third party, to acquire its 100% interest in TFEMS, a non-operating shell company which holds certain intangible assets. The Company intends to utilize TFEMS to engage in the trading of energy savers. The consideration for this acquisition was satisfied by the issuance of 4,284 new ordinary shares of TTIL to the Vendor on October 4, 2004, as agreed pursuant to an arm’s length negotiation.

On the same date, Tech Team entered into another agreement with the Vendor to issue 3,124,912 new shares of its common stock of USD0.001 each to the Vendor in exchange for its entire interest in TTIL arising from the aforesaid transaction. This share exchange was completed on the same date. The common stock issued in exchange was valued at HKD30,144,830 based on the fair value of the net assets of TFEMS determined with the assistance of an independent appraiser.

The acquisition was recorded using the purchase method of accounting and was completed in early January 2005. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

		Amortization
	HKD	period

Net tangible liabilities assumed	(13,170)	N/A

Intangible assets:
Trademark	10,924,000	N/A
Customer lists and relationship	19,202,000	5 years
Unfulfilled purchase orders	32,000	5 months

Total	30,144,830

3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Principle of consolidation

The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

GLOBAL INNOVATIVE SYSTEMS, INC.

3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and demand deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 - 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years

Energy savers are electronic devices sold by the Company that assist in regulating the consumption of electricity by certain equipment thereby resulting in energy savings. The Company retains a number of these devises as demonstration units for marketing and promotion purposes.

Expenditures for repairs, maintenance and minor renewals and betterments are expensed.

Investments

The Company classifies its investments in mutual funds as available-for-sale securities and carries them at market value. The unrealized holding gains and losses on these securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are reflected in consolidated statement of operations.

The Company assesses declines in the value of individual investments to determine whether such decline is other-than-temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data in which the guaranteed mutual funds are invested in, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company in which the guaranteed mutual funds are invested in, and the Company's intent and ability to hold the investment.

GLOBAL INNOVATIVE SYSTEMS, INC.

3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Net investment in sales-type leases

At the time a sales-type lease is consummated, the Company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in the Consolidated Statement of Operations.

The Company reviews minimum lease payments receivable considered at risk on a periodic basis. The review primarily consists of an analysis based upon current information available about the client as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, the Company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the Company records a specific reserve.

Intangible assets

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets".

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured if carrying amount of the assets exceeds the future undiscounted net cash flows expected to be generated by use of the assets. The impairment loss to be recognized is calculated as the amount by which the carrying amounts of the assets exceed their fair values. No impairment loss was recorded during any periods presented.

Trade receivables and allowance for doubtful accounts

Individual trade receivables are specifically assessed for credit risk at regular intervals by management. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful based on assessment of the qualitative and quantitative factors such as the customers' background, credit worthiness, repayment history.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, trade receivables and net investment in sales-type leases. The Company places its cash with financial institutions with high-credit ratings and quality.

The Company conducts credit evaluation of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

GLOBAL INNOVATIVE SYSTEMS, INC.

3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are specific revenue recognition policies for each major category of revenue.

Hardware - The Company sells it products directly to end users with installation ("Direct Sales Contracts") and through distributors ("Trading contracts"). Direct Sales Contracts revenue from hardware sales or sales-type leases is recognized when the product is delivered to the customer and related installation is completed when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement and when all other revenue recognition criteria are met. Revenue from Trading Contracts is recognized when the product is delivered and title transferred and when all other revenue recognition criteria are met. Revenue from rentals and operating leases without any acceptance provisions is recognized on a straight-line basis over the term of the rental or lease. There is no right of return for hardware sold (except for quality). The warranty expense is not significant as the warranty is provided by the suppliers.

Services Income:

-        Revenue from consultancy services related to energy - saving feasibility study is recognized when granted. Services are considered granted when the Company delivers its assessment to its customer and the customer signs the acceptance report.

-        Commissions earned from customer marketing services, where the Company is acting as an agent for petroleum distribution companies, are recorded upon notification by the petroleum distribution companies for the amount earned, which is based on a pre-determined amount, per unit of gasoline sold to referred customers.

Sales-type lease income - Represents finance income attributable to sales-type leases and is recognized over the term of the lease, using the effective interest method.

Foreign currency translation

The functional currency of the Company is the Hong Kong dollar ("HKD"). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the consolidated statements of operations as a component of current period earnings.

GLOBAL INNOVATIVE SYSTEMS, INC.

3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Translation into United States Dollars

The financial statements of the Company are stated in HKD. The translation of HKD amounts at and for the year ended March 31, 2005 into United States dollar ("USD") is included solely for the convenience of readers and have been made at the rate of HKD7.780 to USD1. Such translations should not be construed as representations that HKD amounts could be converted into USD at that rate or any other rate.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, trade receivables, short-term borrowings and trade payables approximate their fair values due to the short-term maturity of these instruments. The fair value of long-term debts, and capital lease obligations approximate their carrying value as the interest rates approximate those which would have been available for loans of similar remaining maturity at the respective period ends.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company reports its comprehensive income (loss) in the consolidated statement of shareholders' equity (deficit).

Net loss per share

Basic net loss is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted net loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised into ordinary shares. Ordinary share equivalents are excluded from the computation of the diluted net loss per share in periods when their effect would be anti-dilutive. There were no dilutive potential ordinary shares in issue during the years presented.

Recently issued accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. Adoption of SFAS No. 151 will not result in an impact on consolidated financial statements of financial position or results of operations.

GLOBAL INNOVATIVE SYSTEMS, INC.

3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES - continued

Recently issued accounting pronouncements - continued

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not result in an impact on consolidated statements of financial position or results of operations.

4.	NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from two to five years. Interest rates ranges from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	2005	2004
	HKD	HKD

Total minimum lease payments to be received	5,808,966	376,614
Less: Unearned income	(355,214)	(47,937)

Net investment in sales-type leases	5,453,752	328,677
Current portion	(1,155,163)	(153,392)

Net investment in sales-type leases, less current portion	4,298,589	175,285

Contracted maturities of the sales-type leases as of March 31, 2005 are as follows:

HKD
Year ending March 31,
2006	1,155,163
2007	1,131,582
2008	1,161,113
2009	977,012
2010	751,365
2011	277,517

5,453,752

GLOBAL INNOVATIVE SYSTEMS, INC.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	2005	2004
	HKD	HKD

Rental, utilities and other deposits	496,145	624,703
Prepaid expenses	562,505	387,772
Staff advances	136,331	131,896
Proceeds receivable from disposal of motor vehicles	-	465,321
Others	2,800	2,902

	1,197,781	1,612,594

6.	INVENTORIES

Inventories by major categories are summarized as follows:

	2005	2004
	HKD	HKD

Raw materials	185,501	195,525
Work in progress	66,444	3,076
Finished goods	479,406	884,879

	731,351	1,083,480

7.	EQUIPMENT, NET

Equipment, net consists of the following:

	2005	2004
	HKD	HKD

Testing equipment	646,587	646,587
Office equipment	548,566	514,232
Furniture and fixtures	308,090	308,090
Leasehold improvements	111,187	111,187
Motor vehicles	114,286	114,286
Energy savers	2,797,761	2,529,063

Total	4,526,477	4,223,445
Less: Accumulated depreciation	(1,937,307)	(1,313,443)

Equipment, net	2,589,170	2,910,002

GLOBAL INNOVATIVE SYSTEMS, INC.

7.	EQUIPMENT - continued

Equipment, net held under capital leases are summarized as follows:

	2005	2004
	HKD	HKD

Office equipment	28,800	-
Motor vehicles	114,286	114,286
Energy savers	1,848,384	1,848,384

Total	1,991,470	1,962,670
Less: Accumulated depreciation	(387,851)	(176,956)

Equipment, net held under capital leases	1,603,619	1,785,714

Equipment, net leased under operating leases to customers is summarized as follows:

	2005	2004
	HKD	HKD

Energy savers	147,453	147,453
Less: Accumulated depreciation	(54,066)	(39,321)

Equipment, net leased under operating leases to customers	93,387	108,132

8.	INVESTMENTS - RESTRICTED

Investments comprise available-for-sale securities carrying at estimated market value and consist of the following:

	2005	2004
	HKD	HKD
Mutual funds maturing from
June 2007 through December 2007
Cost basis	5,570,426	5,570,426
Gross unrealised losses	(356,393)	(149,866)

Estimated market value	5,214,033	5,420,560

As of March 31, 2005, the Company's investments represented investments in three mutual funds and all of them have been in a continuous unrealized loss position for a period of 12 months or longer. As of March 31, 2004, the Company's investments represented investments in three mutual funds and one of them have been in a continuous unrealized loss position for less than 12 months (HKD1,979,884 of estimated market value and HKD78,920 unrealized losses in the investment) and the remainder have been in a continuous unrealized loss position for a period of 12 months or longer (HKD3,440,676 of total estimated market value and HKD70,946 total unrealized losses in these investments).

GLOBAL INNOVATIVE SYSTEMS, INC.

8.	INVESTMENTS - RESTRICTED - continued

The Company's unrealized loss on investments in mutual funds related to capital-guaranteed mutual funds with underlying equity investments in Europe, Asia and the United States of America. These mutual funds also guarantee the unit holder with initial capital invested at maturity of the funds. The unrealized loss was primarily caused by volatility of the equity markets resulting from investors' concerns over increasing energy prices, political instability in the Middle-East, rising interest rates and a potential overheating and slow down of the economy in China. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments in these funds to be other-than-temporarily impaired at March 31, 2005.

These investments have been collateralized to a bank to secure banking facilities granted to the Company (Note 10).

9.	INTANGIBLE ASSETS

Acquired intangible assets consist of the following:

	2005	2004
	HKD	HKD

Trademark	10,924,000	-
Customer lists and relationship	19,202,000	-
Unfulfilled purchase orders	32,000	-

Total	30,158,000	-
Less: Accumulated amortization
- customer lists and relationship	(960,100)	-
- unfulfilled purchase orders	(19,200)	-

	29,178,700	-

Amortization expenses charged to loss from operations for the year ended March 31, 2005 and 2004 was HKD979,300 and nil, respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

HKD
Year ended March 31,
2006	3,853,200
2007	3,840,400
2008	3,840,400
2009	3,840,400
2010	2,880,300

18,254,700

GLOBAL INNOVATIVE SYSTEMS, INC.

10.	SHORT-TERM BANK BORROWINGS

The Company's short-term borrowings consist of the following:

	2005	2004
	HKD	HKD

Bank loans	7,300,000	-
Bank overdrafts	2,993,604	3,652,213
Trade financing	-	2,446,562
	10,293,604	6,098,775

Weighted average interest rate on borrowings at end of period	7.25%	6.62%

At end of period:
Bank credit facilities (including long-term debts as
described in Note 13)	12,230,103	22,348,130
Utilized	(11,223,707)	(16,048,984)
Bank credit facilities available	1,006,396	6,299,146

In October 2004, certain of the Company's long-term bank loans amounting to HKD7,600,000 were refinanced with a short-term bank loan, which bears interest at 2% over the bank's best lending rate (5.25% at March 31, 2005) and was originally repayable in 4 monthly instalments of HKD150,000 each and a final instalment of HKD7,000,000 due in April 2005. In December 2004, the repayment schedule has been revised and the then outstanding loan balance of HKD7,300,000 will be fully repaid in one lump sum on or before 31 December 2005.

Interest rates are generally based on the bank's best lending rate plus certain percentage and the credit lines are normally subject to periodic review. Other than a requirement for the Company to maintain a net worth of not less than HKD8,500,000 from July 2003 onwards and the release of the existing floating charge in all assets of TTDL (see Note 13 for details of the Company's violations of these financial covenants and other requirements), there are no other significant covenants or other financial restrictions relating to the Company's short-term borrowings and long-term debts that the Company did not comply with.

As of March 31, 2005, the above facilities and long-term debts (Note 13) are secured by the following:

(a) All assets of TTDL amounting to HKD23,215,058 as of March 31, 2005;

(b) Investments of the Company of HKD5,214,033;

(c) Cash deposits of the Company of HKD1,713,568;

(d) A personal guarantee from a director of the Company for HKD20,000,000;

(e) A subordination agreement from a director of the Company to subordinate the advance of HKD130,000 to TTDL;

(f) The residual value on the legal charge over a property belonged to a director of the Company;

(g) Guarantee from the Government of Hong Kong Special Administrative Region of HKD1,606,754 under the Small and Medium Enterprises Business Installations and Equipment Loan Guarantee Scheme ("SME Loan Guarantee Scheme");

(h) Joint and several personal guarantee from a director of the Company and a director of one of the subsidiaries of the Company;

(i) A personal guarantee from an independent third party of HKD7,000,000;

(j) A letter of undertaking from TTDL in pledging 5% of its export bills proceeds; and

(k) Net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts of the Company amounting to approximately HKD1,406,000.

Other than the investments and restricted cash deposits, there is no restriction on the use of the assets collateralized for the above facilities and bank loans.

GLOBAL INNOVATIVE SYSTEMS, INC.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	2005	2004
	HKD	HKD

Deposits received	75,600	486,729
Accrued professional fees	2,731,295	489,368
Other accrued expenses	1,436,755	713,944

	4,243,650	1,690,041

12.	OBLIGATIONS UNDER CAPITAL LEASES

	2005	2004
	HKD	HKD

Total minimum lease payments	509,915	1,117,144
Less: Amounts representing interests	(14,584)	(73,442)

Present value of minimum lease payments	495,331	1,043,702
Less: Current portion of obligations under capital leases	(476,131)	(573,308)

Long-term portion of obligations under capital leases	19,200	470,394

The following is a summary of future minimum lease payments under capital leases as of March 31, 2005.

HKD
Year ending March 31,
2006	476,131
2007	5,760
2008	5,760
2009	5,760
2010	1,920

495,331

The Company entered into capital lease arrangements for leasing motor vehicles and equipment used in its opeations. The lease terms are ranged from 3 to 5 years. For the year ended March 31, 2005, the borrowing rate ranged from 2.75% to 4.575% per annum and the interest rate is fixed at the lease date. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The Company's obligations under capital leases are secured by the lessors' charge over the leased assets.

The interest expense incurred on these capital leases were HKD58,858 and HKD170,225 for the years ended March 31, 2005 and 2004, respectively.

GLOBAL INNOVATIVE SYSTEMS, INC.

13.	LONG-TERM DEBTS

	2005	2004
	HKD	HKD
Bank loan bearing interest at the bank's prime lending
rate (5.25% at March 31, 2005) plus 1.25%, repayable by
monthly instalments of HKD55,500 through July 2005	-	890,000
Bank loan bearing interest at the bank's prime lending
rate (5.25% at March 31, 2005) plus 1%, repayable by monthly
instalments of HKD55,500 through October 2005	390,500	1,056,500
Bank loan bearing interest at the bank's prime lending rate
(5.25% at March 31, 2005) plus 1.75%, repayable by quarterly
instalments of HKD166,667 through March 2006	-	1,333,332
Bank loan bearing interest at the bank's prime lending rate
(5.25% at March 31, 2005) plus 1.75%, repayable by monthly
instalments of HKD50,000 through February 2005	-	1,150,000
Bank loan bearing interest at the bank's prime lending rate
(5.25% at March 31, 2005) plus 1.75%, repayable by quarterly
instalments of HKD125,000 through August 2005	250,000	750,000
Bank loan bearing interest at the bank's prime lending rate
(5.25% at March 31, 2005) plus 3%, repayable by 4 monthly
instalments of HKD50,000 each with a final payment of
HKD3,243,000 in June 2004	-	3,343,000
Bank loan bearing interest at the bank's prime lending rate
(5.25% at March 31, 2005) plus 3%, repayable by monthly
instalments of HKD21,800 through May 2005	43,168	290,080
Other loan bearing interest at 6%, repayable by monthly
instalment of HKD13,534 through January 2005	-	128,402
Bank loan bearing interest at 6.75%, repayable by monthly
instalment of HKD38,365 through May 2005	76,097	515,038
Bank loan bearing interest at 2.2%, repayable by monthly
instalment of HKD28,946 through August 2005	170,339	493,857

Total	930,104	9,950,209
Current portion of long-term debts	(930,104)	(9,950,209)

Long-term debts, less current portion	-	-

As described in Note 10, in accordance with certain bank covenants, the Company needs to maintain a net worth of not less than HKD8,500,000 from July 2003 onwards and to release the existing floating charge on all assets of TTDL; however, these financial covenants have not been fulfilled by the Company. In addition, certain equipment collateralized had been sold by the Company without consent of the banks. These violations have not been waived by the banks and accordingly the debts are payable on demand. Therefore, all of the long-term debts outstanding as of March 31, 2004 and 2005 have been classified as current liabilities and included in the disclosure in Note 10. In October 2004, certain of these debts were replaced by a bank loan totalling HKD7,600,000 which has been disclosed in Note 10. No penalties were incurred as a result of the breach of the Company's debt covenants.

GLOBAL INNOVATIVE SYSTEMS, INC.

14.	GENERAL AND ADMINISTRATION EXPENSES

	2005	2004
	HKD	HKD

Bad debts expense	54,801	1,237,761
Consultancy fee	246,408	434,924
Depreciation	549,648	923,946
Others	3,394,411	1,820,803
Professional fee	2,451,295	280,000
Rental, rates and management fee	561,592	632,303
Staff costs	1,616,255	2,119,392

	8,874,410	7,449,129

15.	FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction gain of HKD11,057 and HKD11,560 for the years ended March 31, 2005 and 2004 were included in determining net loss, for the respective years.

16.	INCOME TAX

The components of loss before income tax and minority interests are as follows:

	2005	2004
	HKD	HKD

Hong Kong	(1,556,862)	(6,931,311)
Mainland, the PRC	(1,506,396)	(2,102,671)

	(3,063,258)	(9,033,982)

Tech Team is a tax exempted company incorporated in the Cayman Islands.

Under the current BVI law, TTIL's income is not subject to taxation.

No provision for PRC income tax has been made as TT (Zhuhai) had no assessable profits earned during the years ended March 31, 2005 and 2004. Preferential tax treatment has been agreed with the relevant tax authorities and TT (Zhuhai) is exempted from PRC income tax in the first two profitable year and is subject to half of the standard statutory tax rate of 15% in the next three years.

GIS and TFEPL also had no assessable profits earned during the year ended March 31, 2005.

Income tax expense for the year ended March 31, 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the year. No provision for Hong Kong Profits Tax has been made for the year ended March 31, 2004 as the subsidiaries operating in Hong Kong had no assessable profits earned during that year.

GLOBAL INNOVATIVE SYSTEMS, INC.

16.	INCOME TAX - continued

A reconciliation of income tax expense to the amount computed by applying the Hong Kong statutory tax rate to the loss before income tax in the consolidated statements of operations is as follows:

	2005	2004
	HKD	HKD

Loss before income tax	(3,063,258)	(9,033,982)
Tax at the Hong Kong Profits Tax rate of 17.5% (2004: 17.5%)	(536,070)	(1,580,947)
Tax effect of expenses not deductible for tax purposes	1,256,951	52,109
Tax effect of income not taxable for tax purposes	(122)	(18,551)
Utilisation of tax losses previously not recognised	(80,130)	-
Change in valuation allowance	(113,900)	1,415,663
Effect of the different income tax rate in other tax
jurisdictions	528,299	135,799
Others	4,972	(4,073)

Income tax expense	1,060,000	-

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2005	2004
	HKD	HKD
Deferred tax assets
- tax losses	2,597,000	2,673,000
- others	-	27,300
Valuation allowance	(2,422,000)	(2,535,900)

Net deferred tax assets	175,000	164,400
Deferred tax liabilities - equipment	(175,000)	(164,400)

Net deferred tax	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available. Management considers scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of HKD2,422,000 and HKD2,535,900 as of March 31, 2005 and 2004, respectively.

The net change in the valuation allowance for the years ended March 31, 2005 and 2004 was a decrease and an increase of approximately HKD113,900 and HKD1,415,663, respectively. For the operating loss carryforwards of approximately HKD15,440,000 as of March 31, 2005, HKD1,227,545, HKD1,647,933 and HKD1,324,577 will expire in 2008, 2009 and 2010, respectively, and the remainder may be carried forward indefinitely.

The Company as lessee

The Company has operating lease agreements principally for its office facilities. Such leases have remaining terms of 2 to 5 months. Rental expense was HKD476,070 and HKD592,183 for the years ended March 31, 2005 and 2004, respectively.

GLOBAL INNOVATIVE SYSTEMS, INC.

17.	COMMITMENTS

Future minimum lease payments under non-cancellable operating lease agreements as of March 31, 2005 are HKD131,161 that falls due during the year ending March 31, 2006.

The Company as lessor

Energy saver rental income earned was HKD30,000 and HKD30,000 for the years ended March 31, 2005 and 2004, respectively.

The following is a schedule by years of minimum future rentals on non-cancellable operating leases as of March 31, 2005:

HKD
Year ending March 31,
2006	30,000
2007	10,000
Total	40,000

18.	RELATED PARTY BALANCES AND TRANSACTIONS

Related party transactions

The Company charged sundry income of HKD5,280 and HKD6,451 to Tech Team Media Limited ("TTML"), a company in which a director of Tech Team has a controlling interest for the year ended March 31, 2005 and 2004, respectively.

The Company also purchased goods amounting to HKD882,109 from Global High Technology Limited, a company in which two directors of Tech Team have beneficial interest during the year ended March 31, 2004. These two directors had tendered their resignation of directorship in Tech Team in November 2003 and August 2004, respectively.

Further, the Company paid consultancy expenses of HKD47,658 and sold goods of HKD443,952 to shareholders of the Company during the year ended March 31, 2005.

Some shareholders paid on behalf of the Company certain operating expenses, including salaries, amounting to HK$1,054,695 and HKD nil during the year ended March 31, 2005 and 2004 respectively.

The Company paid on behalf of TTML and a shareholder certain expenses amounting to HK$64,587 and HK$46,196 during the year ended March 31, 2005, respectively.

In October 2004, Tech Team issued 70,512,820 ordinary shares of USD0.02 par value each to a director of Tech Team, in exchange for an amount due to the director totalling HK$11,000,000.

On December 31, 2004, a director of Tech Team transferred trade receivables, proceeds receivable from disposal of motor vehicles and amounts due from related companies of Tech Team amounting to approximately HKD220,000, HKD465,000 and HKD1,900,000, respectively, all without recourse. The receivables were sold at their respective carrying amounts, resulting in no gain or loss on disposal. The sales consideration was settled by a reduction in the balance due to the director by Tech Team and accordingly is a non-cash transaction.

The directors advanced a loan of HK$25,117,436 and HK$11,753,156 to the Company the year ended March 31, 2005 and 2004, respectively.

GLOBAL INNOVATIVE SYSTEMS, INC.

18.	RELATED PARTY BALANCES AND TRANSACTIONS - continued

As of March 31, 2005, net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts amounting to approximately HKD5,084,000 was collateralised for credit facilities granted to a [shareholder] of the Company.

Related Party Balances

The amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	March 31,
	2005	2004
	HKD	HKD
Amounts due from related companies
Tech Team Media Limited	-	558,466
Global High Technology Limited	-	1,226,457
Mission Hill Golf Club (Note)	120,600	-

	120,600	1,784,923

Amount due to a director	9,413,843	6,861,956
Amounts due to shareholders
Tomi Fuji Corporation Limited	481,161	-
David Yue	300,046	-
New Asia Capital Inc.	524,667	-
	1,305,874	-

Note:	A director and shareholder of the Company is also the Group Executive and Executive Deputy Chairman of Mission Hill Golf Club.

19.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company is engaged primarily as a developer, manufacturer and integrator of energy saving products and technologies and provision of consulting and customer training services related to such products. In addition, the Company also acts as an agent to market gasoline products on behalf of petroleum distributing companies. The Company's chief operating decision maker has been identified as the Chief Executive Officer, who reviews consolidated results of operations when making decisions about allocating resources and assessing performance of the Company. The Company believes it operates in one segment, and all financial segment information can be found in the consolidated financial statements.

Geographic Information:

	2005	2004
	HKD	HKD
Total sales:

Mainland, the PRC	446,368	1,824,196
Hong Kong	18,183,158	1,226,279
Macau	1,597,150	-
Singapore	31,395	-

	20,258,071	3,050,475

GLOBAL INNOVATIVE SYSTEMS, INC.

19.	SEGMENT AND GEOGRAPHIC INFORMATION - continued

The location of the Company's long lived assets excluding restricted investments is as follows:

	2005	2004
	HKD	HKD

Hong Kong	35,153,292	2,231,719
Mainland, the PRC	913,167	939,368

	36,066,459	3,171,087

20.	CONCENTRATIONS

Major customers

The Company has the following customers which account for more than 10% of its total revenues as follows:

	2005	2004
	HKD	HKD

A	-	1,218,000
B	-	529,485
C	12,033,194	-
D	3,678,062	-

	15,711,256	1,747,485

The above customers represent 61.4% and 18.8% of the trade receivables and net investment in sales-type leases balance of the Company as of March 31, 2005 and 2004, respectively.

Major suppliers

The Company has the following suppliers which account for more than 10% of its total purchases as follows:

	2005	2004
	HKD	HKD

A	-	882,109
B	-	239,658
C	5,219,160	-

	5,219,160	1,121,767

The above supplier, represents 81.2% of the trade payables as of March 31, 2005. There was no outstanding balance for the above suppliers as of March 31, 2004.

GLOBAL INNOVATIVE SYSTEMS, INC.

21.	EMPLOYEE BENEFIT PLANS

Certain employees of the Company in the PRC are entitled to retirement benefits calculated with reference to their salaries upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Company is required to make contributions to the government-managed retirement plan at 10% of the monthly basic salaries of certain employees. The expense of such arrangements to the Company for the years ended March 31, 2005 and 2004 was HKD33,986 and HKD21,066, respectively.

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes at the lower of 5% of relevant payroll costs or HKD1,000 to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended March 31, 2005 and 2004 were HKD73,712 and HKD50,826, respectively.

22.	SUBSEQUENT EVENTS

In May 2005, the Company closed several private placements of its securities with unrelated investors whereby it issued an aggregate of 896,393 shares of common stock, together with the same number of detachable share purchase warrants, for gross proceeds of approximately USD1,345,000 (HKD10,464,000). The share purchase warrants are exercisable for a period of twelve months from the date of closing at an exercise price of USD2.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 30, 2005, we engaged Deloitte Touche Tohmatsu, independent registered chartered accountants, as our principal independent accountant with the approval of our company’s board of directors. Accordingly, we dismissed Morgan & Company, chartered accountants, on March 30, 2005. The decision to change our principal independent accountant was based on the decision of our company’s new directors who were appointed to our board of directors on January 13, 2005.

Morgan & Company’s report dated December 7, 2004 on our balance sheet as of September 30, 2004, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Morgan & Company expressed in their report substantial doubt about our ability to continue as a going concern.

In addition, the report dated December 4, 2003 of Robinson, Hill & Co., certified public accountants, on our balance sheet as of September 30, 2003, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended September 30, 2003 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Robinson, Hill & Co. expressed in their report substantial doubt about our ability to continue as a going concern.

In connection with the audit of our financial statements and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Morgan & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Morgan & Company, would have caused Morgan & Company to make reference to the subject matter of the disagreements in connection with their report. Our company provided Morgan & Company with a copy of our Current Report on Form 8-K/A prior to its filing with the Securities and Exchange Commission, and requested that they furnish our company with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in our Current Report on Form 8-K/A, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Morgan & Company, dated March 31, 2005, is filed as Exhibit 16 to our Form 8-K/A that was filed on May 6, 2005.

During the years ended September 30, 2004 and 2003 and subsequent to September 30, 2004 through the date on filing the Form 8-K/A on May 6, 2005, we did not consult with Deloitte Touche Tohmatsu regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did Deloitte Touche Tohmatsu provide to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principal independent accountant.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and the executive officers of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company and/or our Operating Companies	Age
Bondy Tan	Director, President and Chief Executive Officer of our company from January 13, 2005, and President and Chief Executive Officer of Tech Team and Tech Team Development	38
Richard Wong	Director of our company from January 13, 2005	54
William McGinty	Director of our company from November 7, 2003	57
Charles Ming	Director of our company from January 13, 2005	70
Charles Cheung	Director of our company from January 13, 2005	69
Carrie Cheng	Director of our company from January 13, 2005	40
Victor Chang	Business Development Manager of Tech Team Development	34
Mandy Kee	Finance Manager of Tech Team Development	30
Ronny Lau	Operations Manager of Grandplex Development	42
Raymond Ho	Engineering Manager of Tech Team Development	50

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

BONDY TAN

Bondy Tan is a director and the President and Chief Executive Officer of our company and is the President and Chief Executive Officer of Tech Team and Tech Team Development. From October 1999 to present, Mr. Tan has served as the Chief Executive Officer and a director of Tech Team Development. Mr. Tan incorporated Tech Team Development and has led its development and growth over the past five years. From February 2002 to present, Mr. Tan has served as the Chief Executive Officer and a director of Tech Team. In these roles, Mr. Tan is responsible for the overall management and strategic planning for Tech Team and its subsidiaries. Mr. Tan’s experience includes an additional 10 years of marketing management and business development roles in China and Hong Kong. His former positions include Marketing & Sales Coordinator for Sony (Hong Kong), where he was responsible for advertising, promotion and sales activities for Sony in China and Hong Kong. Mr. Tan also held several roles with Caltex, a wholly-owned subsidiary of ChevronTexaco Corporation, in China and Hong Kong. In these positions, Mr. Tan rebuilt Caltex’s corporate image, developed brand awareness in China, led the formation of two joint venture projects and managed the operation of 51 service stations in Hong Kong. Mr. Tan holds a Bachelor of Commerce, with a major in company law, from Murdoch University in Australia, and a Bachelor of Business, with a major in marketing, from Edith Cowan University in Australia.

RICHARD WONG

Richard Wong is a director of our company. From 1997 to present, Mr. Wong has served as a consultant with Asian Fund Consultants and Cyril Fung Associates. In these positions, Mr. Wong provides capital-raising, strategic planning and corporate development services to Asian companies in a variety of industries including financial services, environmental technology, energy and information technology. Mr. Wong’s experience includes an additional 15 years of finance, investment management, capital raising and consulting roles in the Asia Pacific region. His former positions include Regional Representative for State Street Bank of Boston in Singapore, where he was responsible for promoting mutual funds, commercial banking services and global custodian services in Asian markets. Mr. Wong also served as Managing Director for a wholly-owned subsidiary of Union Bank of Switzerland in Hong Kong, where he established a China private equity fund. Mr. Wong holds a Bachelor of Arts degree from Princeton University, as well as a Juris Doctor degree from Cornell Law School.

WILLIAM McGINTY

William McGinty is a director of our company. From 1999 to 2000, Mr. McGinty served as President of CallDirect Enterprises Inc., a direct-mail catalogue company he founded in 1995 to sell communications products across Canada. In this position, Mr. McGinty was responsible for overall operational management and strategic planning. From September 2000 to July 2001, Mr. McGinty served as Manager of Operations for Canada Payphone Corp., a supplier of payphone and ATM related equipment and services. From September 2001 to present, Mr. McGinty has served as a consultant to Digitel Systems, a supplier of business telephone, conferencing and voice over IP systems and services. Mr. McGinty has also served as our company’s President, Secretary and Treasurer since October 2003 and a director since November 2003. Mr. McGinty resigned as President, Secretary and Treasurer of our company on January 11, 2005, and remains as a director of our company.

CHARLES MING

Charles Ming is a director of our company. From 1989 to present, Mr. Ming has served as owner and director of Charles Ming & Associates Ltd., an architectural and project development consulting company based in Hong Kong. In this role as principle, Mr. Ming provides overall strategic direction and planning, management leadership and relationship development. Mr. Ming’s experience includes an additional 10 years of financial and corporate development experience within the gaming and mining businesses. He has previously served as Chairman of Gold Rush Gaming & Mining Corp. and as a Director of Great Canadian Casino Corp., both public companies. Mr. Ming also currently serves as a Director of Magnum d’Or Resources Inc., a U.S. public company with a class of securities subject to the requirements of section 15(d) of the Securities Exchange Act. Mr. Ming is a qualified architect within Hong Kong, Australia, Great Britain and Canada.

CHARLES CHEUNG

Charles Cheung is a director of our company. For the past five years, Mr. Cheung has served as Group Chief Executive and Executive Deputy Chairman of Mission Hills Group, the world’s largest golf club and resort in Shenzhen, China. In this role, Mr. Cheung provides strategic planning, financial, business development and management leadership. Mr. Cheung currently serves as non-executive Director and Chairman of the Audit Committee of four publicly-listed Hong Kong companies, K. Wah International Holdings Ltd., K. Wah Construction Materials Ltd., Pioneer Global Group Ltd. and Prime Investments Holdings Ltd. He also serves as non-executive director of B&S Entertainment Holdings Ltd., which is also a Hong Kong publicly-listed company. Mr. Cheung also currently acts as a Senior Advisor to the Metropolitan Bank and Trust Company of the Philippines, Chairman of the University of Victoria’s Hong Kong Foundation in Canada, and Vice Chairman of the Guangdong Province Golf Association. Mr. Cheung’s experience also includes over 30 years of diverse business experience, including 22 years in senior management positions within the banking industry and former Director and Advisor to the Tung Wah Group of Hospitals. Mr. Cheung was awarded the Hong Kong Listed Company Non-Executive Director of the Year Award in 2002. Mr. Cheung holds Honorary Doctor, Master and Bachelor of Science degrees in Business Administration, and is a Fellow of the Hong Kong Institute of Commercial Management.

CARRIE CHENG

Carrie Cheng is a director of our company. From 1996 to 2002, Ms. Cheng served as Sales and Marketing Controller, Hong Kong Branch for Asia Pulp and Paper Co. Ltd., the largest pulp and paper manufacturer in Asia and among the ten largest in the world. In this role, Ms. Cheng managed sales teams and distributor relationships, developed and implemented marketing plans, public relations campaigns and pricing strategies, and led the development of group business in Hong Kong and China. From 2002 to present, Ms. Cheng has served as a Consultant to Tomi Fuji Corporation Limited, a diversified trading company active in power supply, pulp and paper. In this role, Ms. Cheng is leading the creation and management of an energy management services team targeting the Chinese and Indonesian markets. Ms. Cheng’s experience includes an additional 8 years of sales and marketing experience within the pulp and paper industry. Ms. Cheng holds a Bachelor of Business Studies with a major in marketing from University of Hong Kong Polytechnic.

VICTOR CHANG

Victor Chang is the Business Development Manager of Tech Team Development, our wholly-owned subsidiary and operating company. From 1999 to 2002, Mr. Chang served as Country Manager, Greater China and Japan for Newmans International, a processed fruit manufacturer based in New Zealand. In this role, Mr. Chang was responsible for establishing operations in Hong Kong and managing group operations throughout China and Japan, including leading strategic planning, developing new accounts and building relationships with distributors. From 2003 to present, Mr. Chang has served as Business Development Manager with Tech Team Development Limited, where he is responsible for marketing Tech Team products throughout Asia, as well as participating in strategic planning for marketing, financial and new product development initiatives. Mr. Chang’s experience includes an additional 5 years of sales and marketing experience within the financial and real estate industries in North America and Hong Kong. Mr. Chang holds a Bachelor of Science in Business Administration, with majors in finance and marketing, from Boston University.

MANDY KEE

Mandy Kee is the Finance Manager of Tech Team Development, our wholly-owned subsidiary and operating company. From 1995 to 2000, Ms. Kee served as Audit Semi-Senior with Chan & Wat Certified Public Accountants in Hong Kong where she conducted audit assignments and evaluated internal financial control systems for clients in various industries. From 2000 to 2001, Ms. Kee served as Senior Accounts Clerk for Guinness UDV Greater China Limited where she monitored trade and debtor controls and prepared financial budgets. From 2002 to 2003, Ms. Kee served as Audit Senior with Fine Sincere Corporate Services Limited where she supervised an audit team and advised clients on tax planning and internal financial control procedures. From 2003 to present, Ms. Kee has served as Finance Manager for Tech Team Development Limited. In this role, Ms. Kee is responsible for supervising the preparation of financial reports and budgets, reviewing accounting procedures and policies, and liaising with bankers and investment partners. Ms. Kee holds the designations of Certified Public Accountant and Registered Financial Planner, and she is also a member of the United Kingdom Association of Chartered Certified Accountants.

RONNY LAU

Ronny Lau is the Operations Manager of Grandplex Development Limited, our wholly-owned subsidiary and operating company. From 2000 to present, Mr. Lau has served as Operations Manager with Grandplex Development Limited. In this role, Mr. Lau is responsible for supervising the overall operational, administrative and human resource management functions of the Tech Team group of companies. Mr. Lau is also the designated management representative responsible for coordinating the execution of ISO:9000:2000 quality management system standards within the organization. Mr. Lau holds a Bachelor of Business with a major in Accounting and a Master of Engineering Management from the University of Technology in Sydney, Australia, and a Post-Graduate Certificate in Human Resource Management from Wuhan University of Technology in China.

RAYMOND HO

Raymond Ho is the Engineering Manager of Tech Team Development, our wholly-owned subsidiary and operating company. From 1998 to 2001, Mr. Ho served as Engineering Manager with Dong Jun Holdings Ltd., a firm engaged in property development and investment in China. In this role, Mr. Ho was responsible for overseeing all of the engineering activities conducting by the company and its subsidiaries. From 1983 to 2004, Mr. Ho served as a consultant with Engineered Services Company, an engineering consulting company based in Hong Kong. In this role, Mr. Ho managed engineering services to clients. From 2004 to present, Mr. Ho has served as Engineering Manager with Tech Team Development Limited, where he is responsible for overseeing the provision of engineering consultancy services offered by the Tech Team group of companies. Mr. Ho holds Higher Certificates in Production and Industrial Engineering, and in Building Services Engineering, from Hong Kong Polytechnic University. He also holds a Graduate Certificate in Business Management from the University of Southern Queensland in Australia.

Significant Employees

Our significant employees are appointed by our executive officers and hold office until their death, resignation or removal from office. Our significant employees and the significant employees of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company and/or our Operating Companies	Age
Wu Bo	Chief Engineer of Tech Team Development (Zhuhai)	45
Augustine Cheung	Associate Director of Tech Team Development	55
Kam Wah Lee	Associate Director of Tech Team Development	53
Pete Tin	Technical Advisor of Tech Team Development	38

Business Experience of our Significant Employees

The following is a brief account of the education and business experience of each significant employee of our company or our company’s wholly-owned operating subsidiaries during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

WU BO

Wu Bo is the Chief Engineer of Tech Team Development (Zhuhai), our wholly-owned subsidiary and operating company. During 1999, Mr. Bo was an independent consultant in Zhuhai, China, where he provided engineering, project management and technical design consultancy services to a variety of clients. From 2000 to 2002, Mr. Bo served as Technical Director with Onex Co. Limited, where he led research and development initiatives related to electrical and electronic engineering, and systems automation. From 2002 to present, Mr. Bo has served as Chief Engineer with Tech Team Development (Zhuhai). In this role, Mr. Bo is responsible for leading the research, design and product development activities for the Tech Team group. Mr. Bo’s other experience include 10 years of electrical and electronic engineering research and development with the University of Guangxi, including Director of the Research & Development Centre where he oversaw the activities of 20 research laboratories. Mr. Bo has also held research and development positions with Philips Corporation and Fu Hua Electrical Equipment Limited. Mr. Bo also served for three years as Chief Advisor and Committee Member of the Provincial Council of Electronic Engineering in Zhuhai. Mr. Bo holds a Bachelor of Engineering with a major in Electronics and Automation from the University of Guangxi, and he is a Registered Engineer in China.

AUGUSTINE CHEUNG

Augustine Cheung is an Associate Director of Tech Team Development, our wholly-owned subsidiary and operating company. From 1998 to 2000, Mr. Cheung served as Director and General Manager of Mansion Holding Limited, a Hong Kong listed company providing energy management services and other building engineering and maintenance services. In this role, Mr. Cheung was responsible for the day-to-day management and business development functions for the company. From 2000 to 2001, Mr. Cheung served as the principal consultant for Honeywell Limited’s Home and Building Control unit, where he provided strategic marketing services related to the development of the unit’s business in Greater China. From 2000 to 2003, Mr. Cheung also served as Director and General Manager of Northcroft Management Consultants Limited, where he developed the firm’s facilities management consultancy business in China and Hong Kong. From early 2004 to present, Mr. Cheung has served as Associate Director with Tech Team Development Limited. In this role, Mr. Cheung is responsible for planning, relationship building and business development. Mr. Cheung ‘s experience also includes 26 years as an architect, project manager and construction manager for major property development projects in Hong Kong, China, Macau and Thailand. Mr. Cheung holds a Bachelor of Architecture from the University of Hong Kong, a Master of Arts (Architecture) from the City University of Hong Kong, is a Registered Architect in Hong Kong and a member of the International Facilities Management Association.

KAM WAH LEE

Kam Wah Lee is an Associate Director of Tech Team Development, our wholly-owned subsidiary and operating company. From 1996 to 2000, Mr. Lee served as Managing Director of Parsons Brinkerhoff (Asia) Ltd., one of the world’s leading engineering, project and construction management firms. In this role, Mr. Lee was responsible for establishing and growing the Parsons Brinkerhoff Engineering Technology and Parsons Brinkerhoff Constructors (Asia) subsidiary offices in China. From 2000 to 2002, Mr. Lee served as Chairman of Parsons Brinkerhoff (Asia) and its China and Korea subsidiaries, where he was responsible for the overall operations and performance of the group. From 2002 to 2003, Mr. Lee served as Director of Northcroft Management Consultants Ltd., where he provided project, construction and facility management consulting services. From early 2004 to present, Mr. Lee has served as Associate Director of Tech Team Development Limited. In this role, Mr. Lee is responsible for planning, relationship building and business development. Mr. Lee’s experience also includes 25 years of engineering and managerial positions related to property development projects throughout East Asia. Mr. Lee holds a Master of Science (Mechanical Engineering) from Aston University in the United Kingdom and is a Fellow of the Hong Kong Institution of Engineers.

PETE TIN

Pete Tin is the Technical Advisor of Tech Team Development, our wholly-owned subsidiary and operating company. From 1997 to 2001, Mr. Tin served as Senior Engineering Manager for Industrial Design Corporation (Asia) Pte.

Ltd., an industrial design and construction management subsidiary of CH2M HILL based in Singapore. In this role, Mr. Tin designed and managed a wide variety of industrial projects including thermal energy storage systems, district cooling systems and facilities management systems for major clients such as Motorola and Hewlett Packard. From 2001 to present, Mr. Tin has served as Senior Energy Consultant with Jurong Consultants Pte. Ltd. based in Singapore. In this role, Mr. Tin designed and managed installation of a variety of district cooling, thermal energy storage and energy management systems for large industrial clients in Singapore, India, Vietnam and China. Mr. Tin’s experience includes an additional 6 years of engineering and project management positions in the United Kingdom and Singapore. Mr. Tin holds a Bachelor of Engineering (Electronics) degree and a Bachelor of Engineering (Mechanical) degree from the University of Manchester Institute of Technology, and a Master of Science (Engineering) degree from the University of Wales. He is a member of the society of Instrumentation and Control Engineers (United States) and the Energy Engineers Association (United Kingdom).

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
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

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Our board of directors has not yet determined whether we have a member who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Our company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during the first quarter of our 2006 fiscal year.

Audit Committee

As our company has only recently completed the acquisition transaction involving Tech Team on January 13, 2005, our company has not appointed an audit committee. Our board of directors has determined that due to the time restraints of filing this annual report, such a committee would not have a reasonable period of time to undertake an independent review of our company’s financial statements, internal controls and the procedures for financial reporting. At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during the first quarter of our 2006 fiscal year.

Code of Ethics

Effective October 29, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President and Chief Executive Officer as well as the individuals performing the functions of our Chief Financial Officer, Secretary and Controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President and Chief Executive Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President and Chief Executive Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President and Chief Executive Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President and Chief Executive Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Global Innovative Systems Inc., 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended March 31, 2005, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Initial Statement of Beneficial Ownership of Securities on Form 3 that was not filed by Tomi Fuji Corporation, who became a shareholder holding more than 10% of our common stock on January 13, 2005. Tomi Fuji Corporation corrected this omission by filing a Form 3 with the Securities and Exchange Commission on January 27, 2005.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for our fiscal year ended March 31, 2005, or the fiscal years ended September 30, 2004 and 2003 of our successor company prior to the acquisition transaction with Tech Team. For our fiscal year ended March 31, 2005 and the fiscal year ended September 30, 2004 of our successor company prior to the acquisition transaction, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Bondy Tan, as Chief Executive Officer of Tech Team, our wholly-owned operating subsidiary, was paid a salary of $107,692 (HK$840,000) for each of Tech Team’s fiscal years ended March 31, 2005, 2004 and 2003. Other than Bondy Tan, there were no executive officers of any of our wholly-owned subsidiaries serving as of March 31, 2005, and no executive officers who served as such during the fiscal years 2005, 2004 and 2003, whose total salary and bonus exceeded $100,000 per year. Our wholly-owned subsidiaries do not maintain, and did not maintain at any time during their most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our wholly-owned subsidiaries during any of their three most recently completed fiscal years ended 2005, 2004 and 2003.

Employment/Consulting Agreements

Tech Team, our wholly-owned subsidiary entered into employment contracts with the following executive officers: Bondy Tan, Victor Chang, Ronny Lau, Mandy Kee and Raymond Ho. There were no compensatory plans or arrangements with any executive officer of our company or any of our subsidiaries for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment with our company or any of our subsidiaries.

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

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights during our fiscal year ended March 31, 2005 or the fiscal year of our successor company ended September 30, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by any officer or director of our company during our fiscal year ended March 31, 2005 or the fiscal year of our successor company ended September 30, 2004.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal year ended March 31, 2005, William McGinty was paid $2,000, as a director of our company, to attend director meetings.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Kwok, Chiu Fai Room 1512, Yuk Ping House, Long Ping Estate, Yuen Long, New Territories, Hong Kong		3,124,913 (2)	15.7%
Ho, Tai Kwan Flat D, 3/F, Tower 3, 19 Homantin Hill Road, Kowloon, Hong Kong		3,124,913 (3)	15.7%
Bondy Tan Flat E, 39/F., Tower 2, Kornville, 38 Yau Man Street, Quarry Bay, Hong Kong	Director, President and Chief Executive Officer of our company and President and Chief Executive Officer of Tech Team and Tech Team Development	4,335,778 (4)	21.8%
Richard Wong Flat 3A, 71 Lyttelton Road, Mid-Levels, Hong Kong	Director of our company	Nil	Nil

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
William McGinty 2114 Nanton Avenue, Vancouver, B.C., Canada V6L 3C7	Director of our company	600,000	3.0%
Charles Ming Unit 707, New World Tower, Tower 1, 16-18 Queen’s Rd., Central, Hong Kong	Director of our company	729,146 (5)	3.7%
Charles Cheung A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	Director of our company	1,458,293 (6)	7.3%
Carrie Cheng House 30, Phase I, Marina Cove, Sai Kung, Hong Kong	Director of our company	Nil	Nil
Victor Chang 2701 Admiralty Centre, Tower I, 18 Harcourt Rd., Hong Kong	Business Development Manager of Tech Team Development	291,603	1.5%
Mandy Kee Room 1006, Osprey House, Sha Kok Estate, Shatin, N.T., Hong Kong	Finance Manager of Tech Team Development	Nil	Nil
Ronny Lau Flat D, 1/F., Block 5, Barwin Court, 154 Argyle St., Kowloon, Hong Kong	Operations Manager of Grandplex Development	Nil	Nil
Raymond Ho 7H, Willow Mansion, Tai Koo Shing, Hong Kong	Engineering Manager of Tech Team Development	Nil	Nil
Directors and Executive Officers as a Group		7,414,820	37.2%
(1)

Based on 19,929,489 shares of common stock issued and outstanding as of June 15, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Kwok, Chiu Fai indirectly beneficially owns 3,124,913 shares of our company held by Tomi Fuji Corporation Limited. Kwok, Chiu Fai directly owns 50% of the issued and outstanding shares of Tomi Fuji Corporation Limited.

(3)

Ho, Tai Kwan indirectly beneficially owns 3,124,913 shares of our company held by Tomi Fuji Corporation Limited. Ho, Tai Kwan owns all of the issued and outstanding shares of Forward Trade Limited, a company which directly owns 50% of the issued and outstanding shares of Tomi Fuji Corporation Limited.

(4)

Bondy Tan indirectly beneficially owns 2,730,685 shares of our company held by Glory Hill Holdings Limited, a company which he solely owns. Bondy Tan indirectly beneficially owns 1,033,501 shares of our company held by Full Scope Group Limited, a company which he solely owns. Bondy Tan indirectly beneficially owns 571,592 shares of our company held by Excel Means Limited, a company which he solely owns.

(5)

Charles Ming indirectly beneficially owns 729,146 shares of our company held by Sure Vantage Enterprise Limited. Charles Ming owns 50% of the issued and outstanding shares of Sure Vantage Enterprise Limited.

(6)	Charles Cheung indirectly beneficially owns 1,458,293 shares of our company held by Leisure Assets Limited, a company which he solely owns.
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as described below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

- On December 31, 2004, Bondy Tan, a director and the Chief Executive Officer of our company, agreed to take up trade receivables, proceeds receivable from disposal of motor vehicles and amounts due from related companies of Tech Team amounting to $28,277 (HK$219,998), $59,810 (HK$465,321) and $238,405 (HK$1,854,789), respectively, and these balances were set off against the amount $1,118,784 (HK$8,704,142) due to Bondy Tan.

- During our company’s fiscal year ended March 31, 2005, Bondy Tan, a director and the Chief Executive Officer of our company, made a loan of $3,228,462 (HK$25,117,438) to Tech Team. The loan is an oral, unsecured and non-interest bearing loan which has no fixed terms of repayment and has no terms for the conversion of the loan into shares. The amount of the loan outstanding as of March 31, 2005 was $1,210,006 (HK$9,413,843).

- Our company sold goods amounting to $57,063 (HK$443,952) and nil during the years ended March 31, 2005 and 2004 to Tomi Fuji Corporation, a shareholder holding over 5% of our company’s common shares. Additionally, Tomi Fuji Corporation paid on behalf of our company certain operating expenses, including salaries, amounting to $75,390 (HK$586,535) and nil during the years ended March 30, 2005 and 2004. Tomi Fuji Corporation had provided assistance through Bondy Tan, a director and chief executive officer of our company, to our company in the amount of $478,700 (HK$3,724,287). As such, our company assigned certain account receivables to Tomi Fuji Corporation for factoring the same to a financial institution to release the obligation of our company to the director. The amount due to the shareholder is an oral, unsecured and non-interest bearing loan which has no fixed terms of repayment. The amount outstanding as of March 31, 2005 remains at $61,846 (HK$481,161).

- Tech Team Development and Tomi Fuji Energy Management Consultants, Bondy Tan, a director and the chief executive officer of our company, and Ho Tai Kwan, an affiliate of our company, have guaranteed the rent payments of Tomi Fuji Corporation to lease our office premises for the period from April 16, 2005 to April 15, 2007. Our company obtained more favourable leasing terms including a longer rent free period though this guarantee arrangement.

- Our company sold goods amounting to nil and $156,555 (HK$1,218,000) during the years ended March 31, 2005 and 2004 to Mission Hill Golf Club, a company in which Charles Cheung, a director of our company, is the Group Chief Executive and Executive Deputy Chairman.

- Our company purchased goods amounting to nil and $113,382 (HK$882,109) during the years ended March 31, 2005 and 2004 from Global High Technology Limited, a company in which two former directors of our wholly-owned subsidiary, Tech Team, had a controlling interest. The two former directors were Francois Denis and Alfons Goyens. The two directors tendered their resignation as directors of Tech Team in November 2003 and August 2004 respectively. On December 31, 2004, our company sold to Bondy Tan, a director and Chief Executive Officer of our company, the amount of $157,642 (HK$1,226,457) due from Global High Technology Limited without recourse at carrying value, resulting in no gain or loss on disposal. The sales consideration was settled by a reduction in the balance due to the director by our company and accordingly is a non-cash transaction.

- Our company charged sundry income of $679 (HK$5,280) and $829 (HK$6,451) for the years ended March 31, 2005 and 2004 to Tech Team Media Limited, a company in which Bondy Tan, a director and Chief Executive Officer of our company has a controlling interest. On December 31, 2004, our company sold to Bondy Tan the amount of $80,762 (HK$628,332) due from Tech Team Media Limited without recourse at carrying value, resulting in no gain or loss on disposal. The sales consideration was settled by a reduction in the balance due to the director by our company and accordingly is a non-cash transaction.

- Pursuant to the terms of a share purchase agreement dated September 30, 2003, our company agreed to the sale of all of the issued and outstanding shares of our former subsidiary, Energy Medicine Developments, to Robert Fletcher and Fraser Lawrie, former directors and officers of our company. Under the terms of the share purchase agreement, the purchase price for the shares of Energy Medicine Developments was $28,400, which consisted of the forgiveness of certain debts owed by our company to Messrs. Fletcher and Lawrie or to companies controlled by Messrs. Fletcher and Lawrie.

The amounts due from or to related companies and directors represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

			March 31,
			2005	2004
Amount due from related company
Tech Team Media Limited		$	Nil	$71,782
Global High Technology Limited			Nil	157,643
Mission Hill Golf Club			15,501	Nil
			15,501	229,425
ITEM 13.	EXHIBITS.
Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated January 7, 2005, among Global Innovative Systems Inc., Tech Team Holdings Limited, Bondy Tan and the Selling Shareholders (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

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

3.6	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)
(10)	Material Contracts
10.1

Share Purchase Agreement, dated September 30, 2003, between Global Innovative Systems Inc., Fraser Lawrie and Robert Fletcher (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2003).

10.2

Acquisition Agreement, dated January 22, 2003, between Ken Bergestad, Walter Niemi, Lloyd Olson, Fraser Lawrie, Robert M. Fletcher and Global Innovative Systems Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on December 23, 2003).

10.3

Letter of Intent, dated September 21, 2004, between Global Innovative Systems Inc. and the shareholders of Tech Team Holdings Limited (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

10.4

Amendment to Letter of Intent, dated October 20, 2004, between Global Innovative Systems Inc. and the shareholders of Tech Team Holdings Limited (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

10.5	Sales Agreement dated March 27, 2002, between Tech Team Development Limited and Macau Jockey Club (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.6	Sales Agreement dated June 10, 2003, between Tech Team Development Limited and Dongguan Guan Lan Golf Club Company Limited.
10.7	Sales Agreement dated March 31, 2004, between Tech Team Development Limited and K. Wah Concrete Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.8

Assignment Agreement dated February 11, 2004, between Tech Team Development Limited and Southern Cross Technologies Limited (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.9	Assignment Agreement dated February 11, 2004, between Grandplex Development Limited and Scnider Limited (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.10	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.11	Management Contract between Tech Team Development Limited and Victor Chang (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.12	Management Contract between Grandplex Development Limited and Ronny Lau (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.13	Management Contract between Tech Team Development Limited and Mandy Kee (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.14	Management Contract between Tech Team Development Limited and Raymond Ho (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.15	Proposal on Sales and Marketing Services to Tech Team Development Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.16

Sales Agreement dated February 7, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Versatech Group Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2005)

10.17*

Subscription Agreements of the following private placements that were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933:

Name	Date of Agreement	Number of Units	Gross Proceeds
Volitans Limited	May 17, 2005	133,333	$200,000
Sin Mei Yan	May 27, 2005	200,000	$300,000
Philip Yu-Hong Wong	May 27, 2005	106,393	$159,590
Siu Hung Chan	May 27, 2005	100,000	$150,000
Ho Sum Yeung	May 27, 2005	100,000	$150,000
Forever Success Company Limited	May 27, 2005	100,000	$150,000
Chun Hok Yeung	May 27, 2005	66,667	$100,000
Yin Mee Ho	May 27, 2005	50,000	$75,000
Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00

10.18*

Subscription Agreements of the following private placements that were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933:

Name	Date of Agreement	Number of Units	Gross Proceeds
Ronald Chong	May 17, 2005	12,000	$18,000
Ronco Family Holdings Limited	May 17, 2005	8,000	$12,000
Allan Watt	May 26, 2005	10,000	$15,000
Thomas N Bell	May 26, 2005	10,000	$15,000
Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountant

Our company retained Deloitte Touche Tohmatsu, an independent registered public accounting firm, to provide audit services during the fiscal year ended March 31, 2005. Our company, prior to the acquisition transaction, retained Morgan & Company, certified public accountants, to provide audit services of our successor company during our prior fiscal year ended September 30, 2004. Our company paid the following fees to our independent accountants during the fiscal year ended March 31, 2005 and September 30, 2004:

	Fiscal year ended March 31, 2005	Fiscal year ended September 30, 2004
Audit Fees	$315,076	$5,800
Audit Related Services	Nil	$4,000
Tax Fees	$25,812	$625
All Other Fees	Nil	Nil
Total	$340,888	$10,425

Audit Fees. This category includes the fees for the examination of our consolidated financial statements and our quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of our interim financial statements, and the preparation of an annual “management letter” on internal control matters.

The aggregate fees billed by Deloitte Touche Tohmatsu for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2005 were $240,000 and $75,076 for the fiscal year ended March 31, 2004 and 2003 (which were undertaken during the fiscal year ended March, 2005). For the fiscal year ended March 31, 2005, Deloitte Touche Tohmatsu did not bill any fees to our company for assurance or services relating to our quarterly financial statements. Our successor company’s audit fees for our prior fiscal year ended September 30, 2004 were $5,800.

Audit Related Services. We did not incur any audit related services billed by Deloitte Touche Tohmatsu during the fiscal year ended March 31, 2005. Our successor company’s audit related services for our prior fiscal year ended September 30, 2004, including the aggregate fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $4,000.

Tax Fees. We incurred tax fees billed by Deloitte Touche Tohmatsu of $25,812 during the fiscal year ended March 31, 2005. The aggregate fees billed to our successor company during our prior fiscal year ended September 30, 2004, for products and services provided by our former auditor for tax compliance, tax advice and tax planning, was $625.

All Other Fees. We did not incur any additional fees billed by Deloitte Touche Tohmatsu other than the fees listed above during the fiscal year ended March 31, 2005 and we did not incur any additional fees billed by our former auditor other than the fees listed above during our successor company’s prior fiscal year ended September 30, 2004.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Deloitte Touche Tohmatsu is engaged by us or our subsidiaries to render any auditing or permitted non-audit related services, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our board of directors, acting as our audit committee, pre-approves all services provided by our independent accountant. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the services and fees described under the categories of “Audit Related Fees”, “Tax Fees” and “All Other Fees” were reviewed and approved by our board of directors before or after the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by Deloitte Touche Tohmatsu and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Deloitte Touche Tohmatsu.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS INC.

By: /s/ Bondy Tan

Bondy Tan

President and Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Date: July 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bondy Tan Bondy Tan /s/ Richard Wong Richard Wong /s/ William McGinty William McGinty /s/ Charles Ming Charles Ming /s/ Charles Cheung Charles Cheung /s/ Carrie Cheng Carrie Cheng	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Director Director Director Director Director	July 18, 2005 July 18, 2005 July 18, 2005 July 18, 2005 July 18, 2005 July 18, 2005