Form 10QSB
period 2005-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2005-08-22
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-30299

GLOBAL INNOVATIVE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong
(Address of principal executive offices)

(852) 2546-1808
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,929,489 common shares issued and outstanding as of August 5, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(Check one):	Yes [	]	No ☒

GLOBAL INNOVATIVE SYSTEMS INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets

as at June 30, 2005 and March 31, 2005

Condensed Consolidated Statements of Operations

for the three months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows

for the three months ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis.

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6. Exhibits.

Item 1. Condensed Financial Statements. (Unaudited)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	March 31,	March 31,
	2005	2005	2005	2005
	(Unaudited)	(Unaudited)	(Audited)	(Audited)
	$	HKD	$	HKD
ASSETS

Current assets:
Cash and cash equivalents	120,208	935,220	32,694	254,360
Restricted deposits	220,545	1,715,842	220,253	1,713,568
Trade receivables, net of
allowance for doubtful accounts
of $nil on June 30, 2005 and $nil on March 31, 2005	2,699,533	21,002,364	1,819,808	14,158,104
Net investment in sales-type leases	142,517	1,108,780	148,478	1,155,163
Prepaid expenses and other current assets	203,739	1,585,088	153,956	1,197,781
Amount due from a shareholder	104,337	811,744	-	-
Amount due from a related company	15,501	120,600	15,501	120,600
Inventories	222,700	1,732,606	94,004	731,351

Total current assets	3,729,080	29,012,244	2,484,694	19,330,927

Intangible assets	3,625,424	28,205,800	3,750,476	29,178,700
Equipment, net	338,330	2,632,205	332,798	2,589,170
Investments – restricted	671,085	5,221,038	670,184	5,214,033
Net investment in sales-type leases	522,568	4,065,577	552,518	4,298,589

	5,157,407	40,124,620	5,305,976	41,280,492

Total assets	8,886,487	69,136,864	7,790,670	60,611,419

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	1,366,062	10,627,966	1,323,086	10,293,604
Current portion of long-term debts	55,898	434,885	119,551	930,104
Trade payables	1,036,055	8,060,508	826,187	6,427,738
Amount due to a director	602,715	4,689,129	1,210,006	9,413,843
Amounts due to shareholders	123,749	962,767	167,850	1,305,874
Accrued expenses and other current liabilities	659,188	5,128,462	545,456	4,243,650
Current portion of obligations under
capital leases	42,137	327,826	61,199	476,131
Income tax payable	263,502	2,050,046	136,246	1,060,000

Total current liabilities	4,149,306	32,281,589	4,389,581	34,150,944

Non-current liabilities:
Obligations under capital leases	2,344	`18,240	2,468	19,200

Total non-current liabilities	2,344	18,240	2,468	19,200

Minority interest	364	2,834	364	2,834

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)

	June 30,	June 30,	March 31,	March 31,
	2005	2005	2005	2005
	(Unaudited)	(Unaudited)	(Audited)	(Audited)
	$	HKD	$	HKD
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value
$0.001 per share
100,000,000 preferred shares, par value
$0.001 per share
Issued and outstanding:
19,929,489 common shares at June 30, 2005 and
19,033,096 common shares at March 31, 2005	19,929	155,050	19,033	148,076
Common stock warrants	573,692	4,463,320	-	-
Additional paid-in capital	6,723,320	52,307,434	5,977,080	46,501,684
Accumulated other comprehensive loss	(43,708)	(340,055)	(44,609)	(347,060)
Accumulated deficit	(2,538,760)	(19,751,548)	(2,553,247)	(19,864,259)

Total shareholders' equity	4,734,473	36,834,201	3,398,257	26,438,441

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	8,886,487	69,136,864	7,790,670	60,611,419

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2005	2004	2004
	$	HKD	$	HKD
Revenues:
Hardware	218,838	1,702,560	375,146	2,918,637
Rental income	964	7,500	964	7,500
Commission and service income	805,719	6,268,496	26,953	209,690
Sales-type lease income	4,575	35,589	487	3,789

Total net revenues	1,030,096	8,014,145	403,550	3,139,616

Cost of revenues:
Hardware	(134,472)	(1,046,195)	(137,569)	(1,070,285)
Rental	(474)	(3,686)	(474)	(3,686)
Commission and service	(19,583)	(152,354)	(723)	(5,625)

Total cost of revenues	(154,529)	(1,202,235)	(138,766)	(1,079,596)

Gross profit	875,567	6,811,910	264,784	2,060,020

Amortization of intangible assets	(125,052)	(972,900)	-	-
Selling and marketing expenses	(165,912)	(1,290,797)	(142,277)	(1,106,919)
General and administrative expenses	(431,372)	(3,356,077)	(202,399)	(1,574,668)

Income / (Loss) from operations	153,231	1,192,136	(79,892)	(621,567)
Interest expense	(22,214)	(172,823)	(32,318)	(251,431)
Interest income	10,585	82,355	-	-
Other income	140	1,089	13,248	103,070

Income / (Loss) before income tax	141,742	1,102,757	(98,962)	(769,928)
Income tax	(127,255)	(990,046)	-	-

Income / (Loss) before minority interests	14,487	112,711	(98,962)	(769,928)
Minority interests	-	-	-	-

Net income / (loss)	14,487	112,711	(98,962)	(769,928)

Basic and diluted earnings / (loss) per share	0.00	0.01	(0.01)	(0.11)

Weighted average number of ordinary
shares outstanding, basic and diluted	19,343,888	19,343,888	7,291,462	7,291,462

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2005	2004	2004
	$	HKD	$	HKD
Operating activities:
Net income / (loss)	14,487	112,711	(98,962)	(769,928)
Adjustment to reconcile net income / (loss) to
net cash used in operating activities:
Amortization of intangible assets	125,051	972,900	-	-
Depreciation expense	19,625	152,686	19,951	155,215
Write-off of equipment	118	917	-	-
Changes in operating assets and liabilities:
Trade receivables	(879,725)	(6,844,260)	(3,769)	(29,320)
Net investment in sales-type leases	35,912	279,395	(370,788)	(2,884,728)
Prepaid expenses and other current assets	(49,782)	(387,307)	21,463	166,980
Inventories	(128,696)	(1,001,255)	(69,927)	(544,031)
Trade payables	209,868	1,632,770	57,112	444,335
Amounts due from related companies	-	-	(2,916)	(22,685)
Accrued expenses and other current liabilities	113,729	884,812	259,461	2,018,606
Income tax payable	127,256	990,046	-	-

Net cash used in operating activities	(412,157)	(3,206,585)	(188,375)	(1,465,556)

Investing activities:
Advance to shareholders	(104,337)	(811,744)
Purchase of equipment	(25,275)	(196,638)	-	-
Increase in restricted deposits	(292)	(2,274)	(1)	(4)

Cash used in investing activities	(129,904)	(1,010,656)	(1)	(4)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2005	2004	2004
	$	HKD	$	HKD
Financing activities:
Repayment of short-term borrowings and
long-term debts	(20,676)	(160,857)	124	963
Repayment of capital lease obligations	(19,186)	(149,265)	(18,020)	(140,194)
Gross proceeds from issuance of share capital and common stock warrants	1,344,590	10,460,906	-	-
Expenses incurred for issuance of share capital and common stock warrants	(23,762)	(184,862)	-	-
Advance from shareholders	17,745	138,054	-	-
Repayment to shareholders	(61,846)	(481,161)	-	-
Advance from a director	68,948	536,416	484,330	3,768,087
Repayment to a director	(676,238)	(5,261,130)	(156,716)	(1,219,254)

Net cash provided by financing activities	629,575	4,898,101	309,718	2,409,602

Net increase in cash and cash equivalents	87,514	680,860	121,342	944,042

Cash and cash equivalents at beginning of the period	32,694	254,360	3,078	23,949

Cash and cash equivalents at end of the period	120,208	935,220	124,420	967,991

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the THREE MONTHS ended JUNE 30, 2005 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to those rules and regulations. In the opinion of the management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results from operations for the three months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

The management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated March 31, 2005 financial statements and notes thereto of the Company and its subsidiaries included in our annual report on Form 10-KSB filed July 18, 2005.

The condensed consolidated financial statements are reported in Hong Kong Dollar (“HKD”) because our principal operating entities are based in and operated within Hong Kong and the People’s Republic of China. The translation of HKD amounts into United States Dollar (“USD” or "$") amounts is included solely for the convenience of the readers of the financial statements and has been calculated at the rate of USD1 to HKD7.78, the approximate exchange rate at June 30, 2005. Such transactions should not be construed as representations that the HKD amounts could be converted into USD at that rate or any other rate.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” Following the sale of Energy Medicine Developments in September 2003, our company was a development stage company whose business purpose was to identify and complete a merger or acquisition of a business or business opportunity. Upon the acquisition of Tech Team Holdings Limited ("Tech Team") on January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owed operating subsidiary.

Global Innovative Systems Inc., (the "Parent") and its subsidiaries (collectively referred to as the "Company") is principally engaged as a developer, manufacturer and integrator of energy saving products and technologies and provision of consulting and customer training services. In addition, the Company also acts as an agent to market gasoline products on behalf of petroleum distributing companies.

The Share Exchange Transaction

On January 7, 2005, the Parent entered into a share exchange agreement (the "Share Exchange Agreement") among Tech Team, the shareholders of Tech Team as set out in the Share Exchange Agreement, and a director of Tech Team who acted as the guarantor for Tech Team in this transaction. Pursuant to the Share Exchange Agreement, the Parent acquired all of the then issued and outstanding ordinary shares of Tech Team, in exchange for the issuance by the Parent of 13,000,000 shares of its common stock to the shareholders of Tech Team on the basis of one share of the Parent for every 27.29219 ordinary shares of Tech Team ("Share Exchange Transaction"). As a result of the Share Exchange Transaction, Tech Team became a wholly-owned subsidiary of the Parent on January 13, 2005 and because the former shareholders of Tech Team acquired approximately 68.3% of the Parent's outstanding stock, the Share Exchange Transaction was accounted for as a reverse acquisition in which Tech Team was deemed to be the accounting acquirer and the Parent the legal acquirer. The Parent changed its year-end from September 30 to March 31 effective March 31, 2005.

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

Because the Parent was a non-operating public company before the Share Exchange Transaction, no goodwill or intangible assets has been recorded in connection with the transaction. The assets and liabilities of the Parent acquired under the Share Exchange Transaction are as follows:

	$	HKD
Net liabilities assumed:

Cash and cash equivalents	94	731
Other receivables	2,596	20,197
Accrued expenses and other current liabilities	(44,011)	(342,406)
	(41,321)	(321,478)

Management plans - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the condensed consolidated financial statements, the Company has a net working capital deficit of $420,226 (HKD3,269,345) as at June 30, 2005 and used cash in its operations of $412,155 (HKD3,206,585) during the three months ended June 30, 2005. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales.

These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company commenced a discussion which included negotiating debt settlement arrangements with certain creditors and bankers, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring. Upon successful completion of the discussion, management has determined the Company will be better positioned to fund its current obligations and obtain new financing. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

Recent Accounting Pronouncements

In May 2005, The Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

The Company is currently evaluating the effect of FAS 154 on the financial position of the Company.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

In October 2004, Tech Team Investments Limited ("TTIL") entered into an agreement with Tomi Fuji Corporation Limited (the "Vendor"), a third party, to acquire its 100% interest in Tomi Fuji Energy Management Services Consultants Limited ("Tomi Fuji Energy Management Services Consultants"), a non-operating shell company which holds certain intangible assets. The Company intends to utilize Tomi Fuji Energy Management Services Consultants to engage in the trading of energy savers. The consideration for this acquisition was satisfied by the issuance of 4,284 new ordinary shares of TTIL to the Vendor on October 4, 2004, as agreed pursuant to an arm’s length negotiation.

On the same date, Tech Team entered into another agreement with the Vendor to issue 3,124,912 new shares of US$0.001 each to the Vendor in exchange for its entire interest in TTIL arising from the aforesaid transaction. This share exchange was completed on the same date. The common stock issued in exchange was valued at HKD30,144,830 based on the fair value of the net assets of Tomi Fuji Energy Management Services Consultants determined with the assistance of an independent appraiser.

The acquisition was recorded using the purchase method of accounting and was completed in early January 2005. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

	$	HKD	Amortization Period
Net tangible liabilities assumed	(1,693)	(13,170)	N/A

Intangible assets:
Trademark	1,404,113	10,924,000	N/A
Customer lists and relationships	2,468,123	19,202,000	5 years
Unfulfilled purchase orders	4,113	32,000	5 months
Total	3,874,656	30,144,830

NOTE 4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America.

Principle of Consolidation

The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

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

Commission and Services Income:

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

-

Commissions earned from the referral and assignments of sales contracts are recorded when the rights and obligations for the liabilities under the sales contracts are transferred and legally assured by the transferee.

Sales-type lease income - Represents finance income attributable to sales-type leases and is recognized over the term of the lease, using the effective interest method.

Allowance for Doubtful Accounts

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

Intangible Assets

Our company acquired certain intangible assets through the acquisition of Tomi Fuji Energy Management Services Consultants Limited in January 2005. These intangible assets are comprised of trademarks, customer lists and relationships, and unfulfilled purchase orders. The acquired trademark was determined to have an indefinite useful life which is not subject to amortization, unless and until its useful life is determined no longer be indefinite. Our company tests for impairment of trademarks annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The customer lists and relationships and unfulfilled purchase orders are subject to amortization for five years and five months, respectively, and reviewed for impairment if the carrying amount of the customer base is not recoverable and its carrying amount exceeds its fair market value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. The estimation of the useful life of the trademark, customer lists and relationships will be affected by factors such as change in demand, unanticipated competition and other economic factors including stability of industry, change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment and changes in distribution channels and business climate. If impairment loss is recognized, the results of operations and the financial condition of our company will be adversely affected.

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

Foreign Currency Translation

The functional currency of the Company is in HKD. Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the condensed consolidated statements of operations as a component of current period earnings.

Translation into United States Dollars

The condensed consolidated financial statements are stated in HKD. The translation of HKD amounts at and for the three months ended June 30, 2005 into USD is included solely for the convenience of readers, and has been made at the rate of HKD7.78 to USD1. Such translations should not be construed as representations that HKD amounts could be converted into USD at that rate or any other rate.

NOTE 5. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from two to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	June 30, 2005 $	June 30, 2005 HKD	March 31, 2005 $	March 31, 2005 HKD
Total minimum lease payments to be received	706,168	5,493,984	746,653	5,808,966
Less: Unearned income	(41,083)	(319,627)	(45,657)	(355,214)
Net investment in sales-type leases	665,085	5,174,357	700,996	5,453,752
Current portion	(142,517)	(1,108,780)	(148,478)	(1,155,163)
Net investment in sales-type leases, less current portion	522,568	4,065,577	552,518	4,298,589

Contracted maturities of the sales-type leases as of June 30, 2005 are as follows:

12 months period ending June 30,	$	HKD
2006	142,517	1,108,780
2007	146,234	1,137,699
2008	150,051	1,167,395
2009	111,421	866,859
2010	91,869	714,743
2011	22,993	178,881
	665,085	5,174,357

NOTE 6. INVENTORIES

Inventories by major categories are summarized as follows:

	June 30 2005 $	June 30 2005 HKD	March 31 2005 $	March 31 2005 HKD
Raw materials	23,901	185,951	23,844	185,506
Work in progress	8,551	66,526	8,540	66,441
Finished goods	190,248	1,480,129	61,620	479,404
	222,700	1,732,606	94,004	731,351

NOTE 7. EQUIPMENT, NET

Equipment, net consists of the following:

	June 30, 2005 $	June 30, 2005 HKD	March 31 2005 $	March 31 2005 HKD
Testing equipment	83,109	646,587	83,109	646,587
Office equipment	80,566	626,804	70,510	548,566
Furniture and fixtures	39,600	308,090	39,600	308,090
Leasehold improvements	28,996	225,587	14,291	111,187
Motor vehicles	14,690	114,286	14,690	114,286
Energy savers	359,993	2,800,750	359,609	2,797,761
Total	606,954	4,722,104	581,809	4,526,477
Less: Accumulated depreciation	(268,624)	(2,089,899)	(249,011)	(1,937,307)
Equipment, net	338,330	2,632,205	332,798	2,589,170

Equipment, net held under capital leases are summarized as follows:

	June 30, 2005 $	June 30, 2005 HKD	March 31 2005 $	March 31 2005 HKD

Office equipment	3,702	28,800	3,702	28,800
Motor vehicles	14,690	114,286	14,690	114,286
Energy savers	237,581	1,848,384	237,581	1,848,384
Total	255,973	1,991,470	255,973	1,991,470
Less: Accumulated depreciation	(56,526)	(439,775)	(49,852)	(387,851)
Equipment, net held under capital leases	199,447	1,551,695	206,121	1,603,619

Equipment, net leased under operating leases to customers is summarized as follows:

	June 30, 2005 $	June 30, 2005 HKD	March 31, 2005 $	March 31 2005 HKD
Energy savers	18,953	147,453	18,953	147,453
Less: Accumulated depreciation	(7,423)	(57,753)	(6,949)	(54,066)
Equipment, net leased under operating leases to customers	11,530	89,700	12,004	93,387

NOTE 8. INTANGIBLE ASSETS

Acquired intangible assets consist of the following:

	June 30, 2005 $	June 30, 2005 HKD	March 31 2005 $	March 31 2005 HKD

Trademark	1,404,113	10,924,000	1,404,113	10,924,000
Customer lists and relationships	2,468,123	19,202,000	2,468,123	19,202,000
Unfulfilled purchase orders	4,113	32,000	4,113	32,000
Total	3,876,349	30,158,000	3,876,349	30,158,000
Less: Accumulated amortization - customer lists and relationships - unfulfilled purchase orders	(246,812) (4,113)	(1,920,200) (32,000)	(123,406) (2,467)	(960,100) (19,200)
Total	3,625,424	28,205,800	3,750,476	29,178,700

Amortization expenses charged to net income from operations for the three months ended June 30, 2005 and year ended March 31, 2005 was $125,052 (HKD972,900) and $125,874 (HKD979,300), respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

12 months period ending June 30,	$	HKD
2006	493,625	3,840,400
2007	493,625	3,840,400
2008	493,625	3,840,400
2009	493,625	3,840,400
2010	246,811	1,920,200
	2,221,311	17,281,800
__________		______

NOTE 9. SHORT-TERM BANK BORROWINGS

The Company's short-term borrowings consist of the following:

	June 30, 2005 $	June 30, 2005 HKD	March 31 2005 $	March 31 2005 HKD

Bank loans	980,188	7,625,868	938,303	7,300,000
Bank overdrafts	385,874	3,002,098	384,783	2,993,604
	1,366,062	10,627,966	1,323,086	10,293,604
Bank credit facilities	1,508,340	11,734,885	1,571,993	12,230,103
Utilized	(1,421,960)	(11,062,851)	(1,442,636)	(11,223,707)
Bank credit facilities available	86,380	672,034	129,357	1,006,396

Interest rates are generally based on the bank's best lending rate plus certain percentage and the credit lines are normally subject to periodic review. In accordance with certain bank covenants, Tech Team Holdings Limited (“TTHL”) needs to maintain a net worth of not less than $1,092,545 (HKD8,500,000) from July 2003 onwards and to release the existing floating charge on all assets of Tech Team Development Limited (“TTDL”); however, these financial covenants have not been fulfilled by TTHL. In addition, certain equipment collateralized had been sold by the Company without consent of the banks. These violations have not been waived by the banks and accordingly the debts are payable on demand. Therefore, all of the long-term debts outstanding as of March 31, 2005 and June 30, 2005 have been classified as current liabilities. No penalties were incurred as a result of the breach of the Company’s debt covenants Other than the aforesaid requirements, there are no other significant covenants or other financial restrictions relating to the Company’s short-term borrowings and long-term debts that the company did not comply with.

NOTE 10. INCOME TAX

The components of net income / (loss) before income tax and minority interests are as follows:

	Three months ended
	June 30, 2005 $	June 30, 2005 HKD	June 30, 2004 $	June 30, 2004 HKD
Hong Kong	205,341	1,597,556	(58,853)	(457,883)
Mainland, the PRC	(63,599)	(494,799)	(40,109)	(312,045)
	141,742	1,102,757	(98,962)	(769,928)

Tech Team is a tax exempted company incorporated in the Cayman Islands.

Under the current BVI law, TTIL's income is not subject to taxation.

No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited ("TTZ") had no assessable profits earned during the three months ended June 30, 2005 and three months ended June 30, 2004. Preferential tax treatment has been agreed with the relevant tax authorities and TTZ is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

Global Systems Innovative Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned during the three months ended June 30, 2005.

Income tax expense for the three months ended June 30, 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the year. No provision for Hong Kong Profits Tax has been made for the three months ended June 30, 2004 as the subsidiaries operating in Hong Kong had no assessable profits earned during that period.

NOTE 11. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

Tomi Fuji Corporation Limited ("TFCL"), a shareholder of the Company, paid certain expenses totalling $174,014 (HKD1,353,832) on behalf of the Company and the Company repaid $211,663 (HKD1,646,737) during the three months ended 30 June 2005. In June 2005, the Company paid a potential project deposit of $128,534 (HKD1,000,000) to TFCL, which was subsequently refunded in mid-July 2005.

The Company received advances from two other shareholders for its operating expenses, amounting to $7,853 (HKD61,100) and $9,891 (HKD76,953) during the three months ended June 30, 2005 and $8,302 (HKD64,587) and $5,938 (HKD46,196) during the year ended March 31, 2005, respectively.

Directors of the Company advanced loans of $68,948 (HKD536,416) and $484,330 (HKD3,768,087) to the Company for the three months ended June 30, 2005 and June 30, 2004, respectively. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to the directors $676,238 (HKD5,261,130) and $156,716 (HKD1,219,254) for the three months ended June 30, 2005 and June 30, 2004, respectively.

As of June 30, 2005, net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts amounting to approximately $618,638 (HKD4,813,000) was collateralised for credit facilities granted to a shareholder of the Company.

Related Party Balances

The amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	June 30, 2005 $	June 30, 2005 HKD	March 31 2005 $	March 31 2005 HKD
Amount due from a related company
Mission Hill Golf Club (Note)	15,501	120,600	15,501	120,600
Amount due from a shareholder
TFCL	104,337	811,744	-	-

Amount due to a director
Bondy Tan	602,715	4,689,129	1,210,006	9,413,843

Amounts due to shareholders
TFCL	-	-	61,846	481,161
Others	123,749	962,767	106,004	824,713
	123,749	962,767	167,850	1,305,874

Note: A director and shareholder of the Company is also the Group Executive and Executive Deputy Chairman of Mission Hill Golf Club.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographical Information	Three months ended
	June 30, 2005 $	June 30, 2005 HKD	June 30, 2004 $	June 30, 2004 HKD
Total sales:
Mainland, the PRC	980,913	7,631,500	2,576	20,041
Hong Kong	49,183	382,645	195,685	1,522,429
Macau	-	-	205,289	1,597,146
	1,030,096	8,014,145	403,550	3,139,616

The location of the Company's long-lived assets excluding restricted investments is as follows:

	June 30, 2005 $	June 30, 2005 HKD	March 31, 2005 $	March 31, 2005 HKD

Hong Kong	4,375,754	34,043,359	4,518,417	35,153,292
Mainland, the PRC	110,568	860,223	117,375	913,167
	4,486,322	34,903,582	4,635,792	36,066,459

NOTE 13. EARNINGS / (LOSS) PER SHARE

Basic earnings / (loss) per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings / (loss) per share are included the potential exercise of outstanding warrants. The effects of warrants have not been included in our 2005 and 2004 earnings / (loss) per share computation as their effect would have been anti-dilutive.

NOTE 14. SHARE CAPITAL AND WARRANTS

Share Capital

On May 17, 2005, we closed a private placement consisting of 153,333 units at a price of $1.50 per unit for gross proceeds of $229,999.50 (equivalent to approximately HKD1,789,000). Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. We issued the securities to three non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 26, 2005, we closed a private placement consisting of 20,000 units at a price of $1.50 per unit for gross proceeds of $30,000 (equivalent to approximately HKD233,400). Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. We issued the securities to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 27, 2005, we closed a private placement consisting of 723,060 units at a price of $1.50 per unit for gross proceeds of $1,084,590 (equivalent to approximately HKD8,438,110). Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. We issued the securities to seven non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

For each transaction, the unit price was determined based on arms-length negotiation with the investors.

As of June 30, 2005, there were outstanding warrants to purchase 896,393 shares of common stock at $2.00 per share that are exercisable within a one-year period ending May 17, 2006 through May 27, 2006. The exercise price of the warrants may be adjusted in the event that the company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, any capital reorganization or of any reclassification of the capital of the Company or in the case of the consolidation, merger or amalgamation of the Company with or into any other Company.

Non-Employees Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of June 30, 2005:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price
$2.00	896,393	0.90	$2.00	896,393	$2.00

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Price Per Share
		$
Outstanding at April 1, 2005	-	-
Granted	896,393	2.00
Cancelled or expired	-	-
Exercised	-	-
Outstanding at June 30, 2005	896,393	2.00

Item 2.  Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

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

Company Overview

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” Following the sale of Energy Medicine Developments in September 2003, our company was a development stage company whose business purpose was to identify and complete a merger or acquisition of a business or business opportunity. Upon the acquisition of Tech Team Holdings Limited on January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owed operating subsidiary.

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

For a more comprehensive discussion regarding our company’s products and services, please see the information provided under the heading “Current Business” included in our annual report on Form 10-KSB filed July 18, 2005.

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

Our company expects that revenue from a broader customer base will be achieved in our 2006 fiscal year as Tomi Fuji Energy Management Services Consultants operates over a full fiscal year and is able to conclude additional sales contracts with a broader range of clients.

Our company earned service income, in the form of a commission, of $800,000 (HKD6,224,000) during the three months ended June 30, 2005. This income resulted from the assignment by Tomi Fuji Energy Management Services Consultants, our wholly-owned subsidiary, of an energy saving consultancy project to a non-affiliate third party company. This commission income represents approximately 78% of the total revenues for our company for the three months ended June 30, 2005. However, our company expects that this concentration of business will follow a trend of reduced concentration of revenue. Our company expects that revenue from a broader customer base will be achieved in the remainder of our 2006 fiscal year as Tomi Fuji Energy Management Consultants Limited and our other wholly-owned subsidiaries close additional sales contracts with a broader range of clients. Our company also faces risks in the collection of amounts due pursuant to the assigned contract. The first payment of $240,000 (HKD1,867,200) was received on August 17, 2005. The balance of $560,000 (HKD4,356,800) is not yet due and has not yet been collected. Management is currently seeking to enter into similar arrangements with potential customers in the future. There can be no assurance, however, that our company will obtain similar large-sum contracts in the future. As a result, the transaction should not be taken as an indication of our company’s future performance.

Summary of Key Results

Total net revenue for the three months ended June 30, 2005 was $1,030,096 (HKD8,014,145), which represents a 155% increase over the total net revenue of $403,550 (HKD3,139,616) for the three months ended June 30, 2004.

Operating expenses including selling and marketing expenses and general and administrative expenses for the three months ended June 30, 2005 were $597,284 (HKD4,646,874), which represents a 73% increase in operating expenses of $344,676 (HKD2,681,587) for the three months ended June 30, 2004.

Interest expenses for the three months ended June 30, 2005 were $22,214 (HKD172,823), which represents a 31% decrease from $32,318 (HKD251,431) for the three months ended June 30, 2004.

Results before taxes and minority interest for the three months ended June 30, 2005 was a net profit of $141,742 (HKD1,102,757) compared to a net loss of $98,962 (HKD769,928) for the three months ended June 30, 2004.

Results of Operations – Three Months Ended June 30, 2005

Our company’s net profit before taxes and minority interest for the three months ended June 30, 2005 was $141,742 (HKD1,102,757), as compared to a net loss before taxes and minority interest of $98,962 (HKD769,928) for the three months ended June 30, 2004.

Revenues and Cost of Revenues

Total net revenues for the three months ended June 30, 2005 was $1,030,096 (HKD8,014,145), which represents a 155% increase over the total net revenue of $403,550 (HKD3,139,616) for the three months ended June 30, 2004. The increase in net revenues was primarily attributable to the commission income of $800,000 (HKD6,224,000) that was earned by Tomi Fuji Energy Management Services Consultants, our wholly-owned subsidiary. The commission income involved was the commission earned from the assignment of an energy saving consultancy project by Tomi Fuji Energy Management Services Consultants to a third party. This commission income represents 78% of our company’s total revenue for the three months ended June 30, 2005.

The increase in revenues reflects an expanded distribution network, an increase in marketing efforts and increased growth in demand for energy-saving products. Management believes the increase in demand for our company’s products and services is mainly attributable to the increasing cost of energy and the need for businesses to reduce costs in order to remain competitive in an increasingly competitive global business environment.

Specifically, sales of hardware related to energy-saving systems for the three months ended June 30, 2005 decreased to $218,838 (HKD1,702,560) a decrease of $156,308 (HKD1,216,077) or 42% over the three months ended June 30, 2004. The decrease in revenues from the sale of hardware was due to the non-recurrence of significant sales which were recorded for the three months ended June 30, 2004.

Cost of revenues for the three months ended June 30, 2005 was $154,529 (HKD1,202,235) or 15% of total revenues compared with cost of revenues of $138,766 (HKD1,079,596) or 34% for the three months ended June 30, 2004. The decrease in our cost of revenues as a percentage of revenues during the three months ended June 30, 2005 was primarily a result of the commission income recorded in the period, which has a higher profit margin than hardware sales.

Our company acquired certain intangible assets through the acquisition of Tomi Fuji Management Services Consultants in January 2005. These intangible assets are comprised of trademarks, customer lists and relationships, and unfulfilled purchase orders. Amortization of intangible assets incurred for the three months ended June 30, 2005 was $125,052 (HKD972,900) while it was nil for the three months ended June 30, 2004.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 were $597,284 (HKD4,646,874) which represents a 73% increase in operating expenses of $344,676 (HKD2,681,587) for the three months ended June 30, 2004. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the three months ended June 30, 2005 increased approximately 17% to $165,912 (HKD1,290,797) from $142,277 (HKD1,106,919) for the three months ended June 30, 2004. This increase primarily reflects increased costs as a result of the salaries for sales personnel of our new wholly-owned subsidiary, Tomi Fuji Energy Management Services Consultants at a cost of $44,216 (HKD344,000). In addition, we incurred $74,293 (HKD578,000) in advertising expenses associated with marketing campaigns and promotional activities during the three months ended June 30, 2005. These were partially offset by a reduction of commission costs from our agents of $47,686 (HKD371,000) during the three months ended June 30, 2005. Our agency costs were reduced as our company focused our marketing efforts through the sales team under Tomi Fuji Energy Management Services Consultants, our wholly-owned subsidiary. We intend to continue to actively promote our products in existing markets in addition to penetrating new markets in the Asia Pacific region. As a result of these efforts, management expects that selling and marketing expenses will continue to increase in the near future.

During the three months ended June 30, 2005, our company expanded our distribution network through distribution agreements and strategic alliances which allowed our company to leverage external resources and market expansion while minimizing overhead and avoiding the expenses of new facilities and sales staff. Management intends to continue to expand through distribution agreements and strategic alliances, and does not intend to expand in new markets through the establishment of new company owned facilities.

General and administrative expenses increased 113% during the three months ended June 30, 2005 to $431,372 (HKD3,356,077) from $202,399 (HKD1,574,668) for the three months ended June 30, 2004. The increase is primarily attributable to higher legal and professional fees for being a public company in the United States. Professional fees increased by approximately $117,682 (HKD915,567) during the three months ended June 30, 2005 from the three months ended June 30, 2004. In addition, our company incurred costs of $71,766 (HKD558,344) for general and administration expenses in connection with the operation of Tomi Fuji Energy Management Services Consultants for the three months ended June 30, 2005 as compared to $nil for the three months ended June 30, 2004. The Company expects that professional costs, including legal, accounting and audit fees, will increase in the future as our company’s operations expand.

Interest expense decreased to $22,214 (HKD172,823) for the three months ended June 30, 2005 as compared to $32,318 (HKD251,431) for the three months ended June 30, 2004. The decrease of 31%, or $10,104 (HKD78,608), reflects a reduction in interest-bearing debt, which was paid down with proceeds from an interest-free loan provided by a director and the Chief Executive Officer of Tech Team and our company who subsequently converted the loan into shares of Tech Team in October 2004.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

Capital Resources

As of June 30, 2005, our company had a net working capital deficit of $420,226 (HKD3,269,345) compared with a deficit of $1,904,887 (HKD14,820,017) as of March 31, 2005, which represents a decrease in the deficit of $1,484,661 (HKD11,550,671), or 78% as of March 31, 2005. The cash and cash equivalents of our company increased to $120,208 (HKD935,220) as at June 30, 2005 as compared to $32,694 (HKD254,360) as of March 31, 2005. As of June 30, 2005, our company had total credit facilities outstanding of $1,508,340 (HKD11,734,885), $86,380 (HKD672,034) of which remains available for future use.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, equity issued to new shareholders, our ability to raise long-term financing and our ability to achieve and maintain profitable operations. Our company has raised and received additional capital of $1,344,590 (HKD10,460,906) by allotting and issuing 896,393 common shares in the capital of our company at an issue price of $1.50 each to persons by way of private placements during the three months ended June 30, 2005.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $412,155 (HKD3,206,585) for the three months ended June 30, 2005 as compared to $188,375 (HKD1,465,556) for the three months ended June 30, 2004. The increase in the use of cash in operating activities was mainly attributable to increases in trade receivables of $879,725 (HKD6,844,260). As our company attempts to attract new customers, we have begun to grant extended financing terms of up to 120 days to our customers in connection with their entry into trading contracts with our company. However, our company is required to pay our vendors for the cost of the hardware in accordance with credit terms ranging from cash on delivery and payment within 30 days. Such financing arrangements create a time lag between the payments for inventory and receipts from sales thereof, which has placed additional demands on our company’s working capital requirements. Our company is currently in negotiations with certain financial institutions to provide financing to our customers for purchases of our equipment, which, if successful, will assist in alleviating this working capital requirement. Increases in our company’s net revenues and improvements in our company’s gross margins have allowed our company the ability to finance increases in selling expenditures, while at the same time reducing our overall loss from operations.

Cash Flow Used in Investing Activities

Our company increased the cash used in investing activities to $129,904 (HKD1,010,656) during the three months ended June 30, 2005 from $1 (HKD4) during the three months ended June 30, 2004. The increase in investing activities was largely due to the purchase of office equipment and furnishings for the new office premises in Hong Kong, which our company occupied during the three months ended June 30, 2005, and the advance to shareholders amounting to $104,337 (HKD811,744).

Cash Flow Provided by Financing Activities

Financing activities provided cash of $629,575 (HKD4,898,101) for the three months ended June 30, 2005 which represents an increase of $319,857 (HKD2,488,499) as compared to cash of $309,718 (HKD2,409,602) for the three months ended June 30, 2004. During the three months ended June 30, 2005, our company raised gross proceeds of $1,344,590 (HKD10,460,906) through private placements of 896,393 shares of our common shares to twelve shareholders. Proceeds received were partially used for repayments of loans to Bondy Tan, a director and the Chief Executive Officer of our company, and also for general working capital. Bondy Tan provided our company with an interest-free loan of $68,948 (HKD536,416) for the three months ended June 30, 2005, as compared to $484,330 (HKD3,768,087) during the three months ended June 30, 2004.

Capital Expenditures

Our company incurred capital expenditures of $25,275 (HKD196,638) during the three months ended June 30, 2005 as compared to $nil (HKDnil) for the three months ended June 30, 2004. This increase in capital expenditures was mainly attributable to the purchase of office equipment and furnishings for the new office premises in Hong Kong, which the company occupied during the three months ended June 30, 2005. As of June 30, 2005, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $16,698 (HKD129,911). Our principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square foot office space serves at the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Tech Team Development, Tomi Fuji Energy Management Consultants, Bondy Tan, a director and the chief executive officer of our company, and Ho Tai Kwan, an affiliate of our company, have guaranteed the rent payments of Tomi Fuji Corporation to lease our office premises for the period from April 16, 2005 to April 15, 2007. Our company obtained more favourable leasing terms including a longer rent-free period though this guarantee arrangement. The monthly fixed rent is $4,694 (HKD36,520), plus a monthly service charge of $1,596 (HKD12,417), with a two month rent free period from April 16, 2005 to June 15, 2005. Our company also leases a facility at 3rd Floor, Block 1, Hang Xin Industrial Centre, 2000 Jiu Zhou Da Dao West, Zhuhai, Guangdong, People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 12,185 square foot space serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company, through our indirect wholly-owned subsidiary, Tech Team Development (Zhuhai), has leased the facility for the period from September 1, 2002 to August 31, 2005. The monthly fixed rent is $1,663 (13,584 yuan), plus a monthly service charge of $208 (1,698 yuan). Our company intends to renew this lease upon expiry and to lease additional space in adjoining premises as required by our company.

Additionally, Tech Team Development (Zhuhai), our wholly-owned subsidiary, has leased a staff quarter located in Room 301, Block 4, Xinyuen Ge, Nanpo Garden, Zhuhai, Guangdong, People’s Republic of China, at a monthly cost of $367 (3,000 yuan) for the period from April 26, 2005 to October 26, 2005.

Tech Team Development and Tomi Fuji Energy Management Services Consultants, Bondy Tan, a director and the chief executive officer of the company, and Ho Tai Kwan, an affiliate of the company, have guaranteed the rent payments of Tomi Fuji Corporation to lease our office premises for the period from April 16, 2005 to April 15, 2007. The company obtained more favourable leasing terms including a longer rent-free period though this guarantee arrangement. The monthly fixed rent is $4,694 (HKD36,520) plus a monthly service charge of $1,596 (HKD12,417) with a two month rent free period from April 16, 2005 to June 15, 2005. The obligations of this guarantee are set out as follows:

	Guarantee provided by Period

Guarantee Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$96,227	$56,328	$39,899	Nil	Nil

Our company has entered into capital lease arrangements for leasing motor vehicles and equipment used in our operations. The lease terms are three to five years with an interest rate of 2.75% to 4.75% per annum fixed at the lease date and are secured by the lessor’s charge over the leased assets. Our contractual obligations as of June 30, 2005 were:

	Payments Due by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years		After 5 Years
Capital Lease Obligations	$44,482	$42,137	$1,481	$864	$	Nil
Operating Leases	4,794	4,794	Nil	Nil		Nil
Purchase Obligations	Nil	Nil	Nil	Nil		Nil
Total Contractual Obligations	$49,276	$46,931	$1,481	$864	$	Nil
(1)	Other than as disclosed in the off-balance sheet arrangements section, set out above, there have been no material changes to the contractual obligations of our company subsequent to June 30, 2005.

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

Our company conducts credit evaluations of customers and provides credit to our customers under normal credit terms and without collateral. One of our customer accounts represents more than 10% of our company’s total revenue. In addition, this customer represents more than 23% of our trade receivables and net investment in sales-type leases balances of our company as of June 30, 2005. As a result, our company is subject to potential risk related to changes in business and economic factors that adversely affect this customer's business. If we are unable to collect receivables due from this company, our revenues and net income could be reduced, which could adversely affect our financial condition in a material manner. Our company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on three vendors who each account for more than 10% of our accounts payable for the three months ended June 30, 2005. If any of these vendors terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Our company is subject to foreign exchange rate risk, particularly fluctuations in the exchange rate between Chinese Renminbi and United States dollars.

Our company may enter sales transaction denominated in Chinese Renminbi (“RMB”). The People’s Republic of China State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the People's Republic of China is obtained. Although the Chinese government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of RMB as compared to United States dollars. The exchange rate of RMB to $1 increased from RMB8.2765 to RMB8.1111 in late July 2005.

Our company has experienced minimal foreign exchange gains and losses to date due to the relative stability of the RMB. We do not know what affect, if any, the decoupling of the RMB from the United States dollar will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuation.

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

Our company generally extends a 120-day credit period to customers within our hardware sales trading contracts. For direct sales contracts with installation, our company offers financing terms of up to 60 months to new customers. Our company, however, is required to pay its vendors for the cost of supplies and hardware in accordance with credit terms ranging from cash on delivery to payment within 30 days. Such financing arrangements create a time lag between the payment for inventory and the collection of revenue from sales contracts, which has placed working capital restraints on our company. Our company has established relationships with several financial institutions to provide financing options directly to our customers for the purchases of our equipment which may assist in alleviating these working capital restraints on our company. There can be no assurance, however, that any financial institutions will agree to provide such a financing option, and if our company is unable to arrange such financing options for our customers, the working capital restraints on the company would be expected to continue, which could have a material adverse effect on the financial condition and operations of our company.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2005, we closed a private placement consisting of 153,333 units at a price of $1.50 per unit for gross proceeds of $229,999.50. Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. We issued the securities to three non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 26, 2005, we closed a private placement consisting of 20,000 units at a price of $1.50 per unit for gross proceeds of $30,000. Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. We issued the securities to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 27, 2005, we closed a private placement consisting of 723,060 units at a price of $1.50 per unit for gross proceeds of $1,084,590. Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. We issued the securities to seven non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.16

Sales Agreement dated February 7, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Versatech Group Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2005)

10.17

Subscription Agreements of the following private placements that were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 18, 2005):

Date of                                  Number                         Gross

Name                                        Agreement                            of Units                         Proceeds

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

Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00

10.18

Subscription Agreements of the following private placements that were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933(incorporated by reference from our Annual Report on Form 10-KSB filed on July 18, 2005):

Date of                                  Number                         Gross

Name                                        Agreement                            of Units                         Proceeds

Ronald Chong                          May 17, 2005                       12,000                           $18,000

Ronco Family

Holdings Limited                  May 17, 2005                       8,000                             $12,000

Allan Watt                                May 26, 2005                       10,000                           $15,000

Thomas N. Bell                       May 26, 2005                       10,000                           $15,000

Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00

10.19*	Sales Agreement dated June 8, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation
10.20*	Addendum to Sales Agreement dated June 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation
10.21*	Assignment Agreement dated June 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and GD Inet Electric Construction Co. Ltd.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)
(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 22, 2005