Form 10QSB
period 2005-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2005-11-18
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,929,489 common shares issued and outstanding as of November 5, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes [	]	No ☒

GLOBAL INNOVATIVE SYSTEMS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Unaudited Consolidated Balance Sheets

as at September 30, 2005 and March 31, 2005

Condensed Unaudited Consolidated Statements of Operations

for the three and six months ended September 30, 2005 and 2004

Condensed Unaudited Consolidated Statements of Cash Flows

for the six months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis.

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Item 1. Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

UNAUDITED

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS Expressed in US dollars

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	253,582	32,694
Restricted deposits	221,287	220,253
Investments – restricted	673,831	-
Trade receivables, net of allowance for doubtful accounts
of $nil on September 30, 2005 and $nil on March 31, 2005	512,052	1,819,808
Net investment in sales-type leases	152,366	148,478
Prepaid expenses and other current assets	758,665	153,956
Amount due from a shareholder	36,081	-
Amount due from a related company	15,501	15,501
Inventories	585,115	94,004

Total current assets	3,208,480	2,484,694

Intangible assets	3,502,018	3,750,476
Investments – restricted	-	670,184
Equipment, net	328,507	332,798
Net investment in sales-type leases	519,667	552,518
	4,350,192	5,305,976

Total assets	7,558,672	7,790,670

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	1,306,630	1,323,086
Current portion of long-term debts	7,391	119,551
Trade payables	20,850	826,187
Amount due to directors	918,581	1,210,006
Amounts due to shareholders	147,537	167,850
Accrued expenses and other current liabilities	670,257	545,456
Current portion of obligations under capital leases	22,723	61,199
Income tax payable	263,502	136,246

Total current liabilities	3,357,471	4,389,581

Non-current liabilities:
Obligations under capital leases	2,159	2,468

Total non-current liabilities	2,159	2,468

Total liabilities	3,359,630	4,392,049

Minority interest	364	364

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) Expressed in US dollars

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
	$	$
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
19,929,489 common shares at September 30, 2005 and
19,033,096 common shares at March 31, 2005	19,929	19,033
Common stock warrants	573,692	-
Additional paid-in capital	6,723,320	5,977,080
Accumulated other comprehensive loss	(40,962)	(44,609)
Accumulated deficit	(3,077,301)	(2,553,247)

Total shareholders' equity	4,198,678	3,398,257

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	7,558,672	7,790,670

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Expressed in US dollars

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	$	$	$	$
Revenues:
Hardware	578,695	126,822	797,533	501,968
Rental income	964	964	1,928	1,928
Commission and service income	9,639	13,607	815,358	40,560
Sales-type lease income	4,513	2,056	9,088	2,543

Total net revenues	593,811	143,449	1,623,907	546,999

Cost of revenues:
Hardware	(482,858)	(63,839)	(617,330)	(201,408)
Rental	(474)	(474)	(948)	(948)
Commission and service	(723)	(4,726)	(20,306)	(5,449)

Total cost of revenues	(484,055)	(69,039)	(638,584)	(207,805)

Gross profit	109,756	74,410	985,323	339,194

Amortization of intangible assets	(123,406)	-	(248,458)	-
Selling and marketing expenses	(163,326)	(28,543)	(329,238)	(170,820)
General and administrative expenses	(324,166)	(243,728)	(755,538)	(446,127)

Loss from operations	(501,142)	(197,861)	(347,911)	(277,753)
Interest expense	(38,593)	(31,637)	(60,807)	(63,955)
Interest income	1,329	-	11,914	-
Other income	(135)	839	5	14,087

Loss before income tax and minority interests	(538,541)	(228,659)	(396,799)	(327,621)
Minority interests	-	-	-	-
Income tax	-	-	(127,255)	-

Net loss	(538,541)	(228,659)	(524,054)	(327,621)

Basic and diluted loss per share	(0.03)	(0.03)	(0.03)	(0.04)

Weighted average number of common
shares outstanding, basic and diluted	19,929,489	7,291,462	19,638,289	7,291,462

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Expressed in US dollars

	Six Months Ended September 30,
	2005	2004
	$	$
Cash flows from operating activities:
Net loss	(524,054)	(327,621)
Adjustment to reconcile net income / (loss) to
net cash used in operating activities:
Amortization of intangible assets	248,458	-
Depreciation expense	41,815	39,474
Write-off of equipment	5,227	-
Changes in operating assets and liabilities:
Trade receivables	1,307,756	(25,519)
Net investment in sales-type leases	28,963	(358,193)
Prepaid expenses and other current assets	(604,709)	(48,838)
Inventories	(491,111)	(52,809)
Trade payables	(805,337)	23,044
Amounts due from related companies		(6,139)
Accrued expenses and other current liabilities	124,801	(31,705)
Income tax payable	127,256	-

Net cash used in operating activities	(540,935)	(788,306)

Cash flows from investing activities:
Purchase of fixed assets	(42,751)	(1,826)
Increase in restricted deposits	(1,034)	(4)

Cash used in investing activities	(43,785)	(1,830)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) Expressed in US dollars

	Six Months Ended September 30,
	2005	2004
	$	$
Cash flows from financing activities:
Repayment of short-term borrowings and
long-term debts	(128,616)	(450,662)
Repayment of capital lease obligations	(38,785)	(36,083)
Gross proceeds from issuance of share capital and common stock warrants	1,344,589	-
Expenses incurred for issuance of share capital and common stock warrants	(23,761)	-
Advance from shareholders	41,533	-
Repayment to shareholders	(97,927)	-
Advance from a director	743,764	2,230,965
Repayment to a director	(1,035,189)	(746,679)

Net cash provided by financing activities	805,608	997,541

Net increase in cash and cash equivalents	220,888	207,405

Cash and cash equivalents at beginning of the period	32,694	3,078

Cash and cash equivalents at end of the period	253,582	210,483

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the THREE AND SIX MONTHS ended SEPTEMBER 30, 2005 (Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Global Innovative Systems Inc., (the "Parent") and its subsidiaries (collectively referred to as the "Company") is principally engaged as a developer, manufacturer and integrator of energy saving products and technologies and the provision of consulting and customer training services. In addition, the Company also acts as an agent to market gasoline products on behalf of petroleum distributing companies.

The accompanying unaudited condensed consolidated financial statements are stated in United States dollars and have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to those rules and regulations. In the opinion of the management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results from operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

The management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated March 31, 2005 financial statements and notes thereto of the Company and its subsidiaries included in our annual report on Form 10-KSB filed on July 18, 2005.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the condensed consolidated financial statements, the Company has a net working capital deficit of $148,991 as of September 30, 2005 and used cash in its operations of $540,935 during the six months ended June 30, 2005. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company commenced a discussion which included negotiating credit arrangements with certain bankers, raising new equity financing sufficient to retire all outstanding liabilities and to fund the restructuring. Upon successful completion of the discussion, management has determined the Company will be better positioned to fund its current obligations and obtain new financing. While the Company is expending its best efforts to achieve the restructuring and new acquisitions, there is no assurance that any such activity will be successful and will generate funds necessary for continued operation of the Company.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation

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

Hardware - The Company sells its products directly to end users with installation ("Direct Sales Contracts") and through distributors ("Trading contracts"). Direct Sales Contracts revenue from hardware sales or sales-type leases is recognized when the product is delivered to the customer and related installation is completed when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement and when all other revenue recognition criteria are met. Revenue from Trading Contracts is recognized when the product is delivered and title transferred and when all other revenue recognition criteria are met. Revenue from rentals and operating leases without any acceptance provisions is recognized on a straight-line basis over the term of the rental or lease. There is no right of return for hardware sold (except for quality). The warranty expense is not significant as the warranty is provided by the suppliers.

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

Trade Receivables and Allowance for Doubtful Accounts

In regards to the Company’s allowance for doubtful accounts, we periodically record a provision for doubtful accounts based on an evaluation of the collectibility of accounts receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, our Company estimates the extent to which the customer will be able to meet its financial obligations, and we record an allowance that reduces our accounts receivable for that customer to the amount that is reasonably believed will be collected. Additional allowances may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net income.

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

Intangible Assets

Our Company acquired certain intangible assets through the acquisition of Tomi Fuji Energy Management Services Consultants Limited in January 2005. These intangible assets are comprised of trademarks, customer lists and relationships, and unfulfilled purchase orders. The acquired trademark was determined to have an indefinite useful life which is not subject to amortization, unless and until its useful life is determined no longer to be indefinite. Our Company tests for impairment of trademarks annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The customer lists and relationships and unfulfilled purchase orders are subject to amortization for five years and five months, respectively, and reviewed for impairment if the carrying amount of the customer base is not recoverable and its carrying amount exceeds its fair market value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. The estimation of the useful life of the trademark, customer lists and relationships will be affected by factors such as change in demand, unanticipated competition and other economic factors including stability of industry, change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment and changes in distribution channels and business climate. If impairment loss is recognized, the results of operations and the financial condition of our Company will be adversely affected.

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

Concentration of Credit Risk

Commission income was earned by Tomi Fuji Energy Management Services Consultants Limited (“Tomi Fuji EMS”), our wholly-owned subsidiary, from an assignment of an energy saving consultancy project by Tomi Fuji EMS to a third party. This commission income represents 50% of our Company’s total revenue for the six months ended September 30, 2005.

Our Company relies on supplies from numerous vendors. For the six months period ended September 30, 2005, our Company had one vendor that accounted for more than 60% of total supply purchases for the period. If the vendor terminates its relationship with our Company or if our Company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

Our Company’s business, assets and operations is currently focused on the sale of electrical energy-saving products in China, and accordingly, is affected to a significant degree by any economic, political and legal developments in China.

Earnings (Loss) Per Share

Basic earnings / (loss) per share (“EPS”) is based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents, such as the potential exercise of outstanding warrants. The effects of warrants have not been included in the 2005 and 2004 EPS computation as their effect would have been anti-dilutive.

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

The Company expects that the adoption of FAS 154 will not have a material effect on the financial position of the Company.

NOTE 3. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from two to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	September 30, 2005 $	March 31, 2005 $
Total minimum lease payments to be received	711,612	746,653
Less: Unearned income	(39,579)	(45,657)
Net investment in sales-type leases	672,033	700,996
Current portion	(152,366)	(148,478)
Net investment in sales-type leases, less current portion	519,667	552,518

Contracted maturities of the sales-type leases as of September 30, 2005 are as follows:

12 months period ending September 30,	$
2006	152,366
2007	156,334
2008	155,909
2009	106,838
2010	92,905
2011	7,681
672,033

NOTE 4. INVENTORIES

Inventories by major categories are summarized as follows:

	September 30 2005 $	March 31, 2005 $
Raw materials	31,630	23,844
Work in progress	9,328	8,540
Finished goods	544,157	61,620
	585,115	94,004

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	September 30, 2005 $	March 31, 2005 $
Testing equipment	83,109	83,109
Office equipment	82,321	70,510
Furniture and fixtures	40,436	39,600
Leasehold improvements	30,104	14,291
Motor vehicles	14,690	14,690
Energy savers	359,609	359,609
Total	610,269	581,809
Less: Accumulated depreciation	(281,762)	(249,011)
Equipment, net	328,507	332,798

Equipment, net held under capital leases are summarized as follows:

	September 30, 2005 $	March 31, 2005 $

Office equipment	3,702	3,702
Motor vehicles	14,690	14,690
Energy savers	237,581	237,581
Total	255,973	255,973
Less: Accumulated depreciation	(63,817)	(49,852)
Equipment, net held under capital leases	192,156	206,121

Equipment, net leased under operating leases to customers is summarized as follows:

	September 30, 2005 $	March 31, 2005 $
Energy savers	18,953	18,953
Less: Accumulated depreciation	(7,897)	(6,949)
Equipment, net leased under operating leases to customers	11,056	12,004

NOTE 6. INTANGIBLE ASSETS

Acquired intangible assets consist of the following:

	September 30, 2005 $	March 31, 2005 $

Trademark	1,404,113	1,404,113
Customer lists and relationships	2,468,123	2,468,123
Unfulfilled purchase orders	4,113	4,113
Total	3,876,349	3,876,349
Less: Accumulated amortization - customer lists and relationships - unfulfilled purchase orders	(370,218) (4,113)	(123,406) (2,467)
Total	3,502,018	3,750,476

Amortization expenses charged to net income from operations for the three months ended September 30, 2005 and year ended March 31, 2005 was $123,406 and $125,874, respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

12 months period ending September 30,	$
2006	493,625
2007	493,625
2008	493,625
2009	493,625
2010	123,405
2,097,905

NOTE 7. SHORT-TERM BANK BORROWINGS

The Company's short-term borrowings consist of the following:

	September 30, 2005 $	March 31, 2005 $

Bank loans	952,514	938,303
Bank overdrafts	354,116	384,783
	1,306,630	1,323,086
Bank credit facilities	1,459,833	1,571,993
Utilized	(1,314,021)	(1,442,636)
Bank credit facilities available	145,812	129,357

Interest rates are generally based on the bank's best lending rate plus certain percentage and the credit lines are normally subject to periodic review. In accordance with certain bank covenants, Tech Team Holdings Limited (“TTHL”) needs to maintain a net worth of not less than $1,092,545 from July 2003 onwards and to release the existing floating charge on all assets of Tech Team Development Limited; however, these financial covenants have not been fulfilled by TTHL. Other than the aforesaid requirements, there are no other significant covenants or other financial restrictions relating to the Company’s short-term borrowings and long-term debts that the Company did not comply with.

NOTE 8. INCOME TAX

The components of net income / (loss) before income tax and minority interests are as follows:

	Three months ended September 30,		Six months ended September 30,
	2005 $	2004 $	2005 $	2004 $
Hong Kong	(512,048)	(246,097)	(306,706)	(304,950)
Mainland, the PRC	(26,493)	17,438	(90,093)	(22,671)
	(538,541)	(228,659)	(396,799)	(327,621)

Taxes laws applicable to the Company are as follows:

-	Tech Team is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTIL’s income is not subject to taxation.
-	Global Systems Innovative Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned during the periods presented.
-

No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited ("TTZ") had no assessable profits earned during the six months ended September 30, 2005 and six months ended September 30, 2004. Preferential tax treatment has been agreed with the relevant tax authorities and TTZ is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

Income tax expense for the six months ended September 30, 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the period. No provision for Hong Kong Profits Tax has been made for the six months ended September 30, 2004 as the subsidiaries operating in Hong Kong had no assessable profits earned during that period.

NOTE 9. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

Tomi Fuji Corporation Limited ("TFCL"), a shareholder of the Company, paid certain expenses totalling $570,114 on behalf of the Company and the Company repaid $668,041 during the six months ended September 30, 2005.

The Company received advances from two other shareholders for its operating expenses, amounting to $41,533 during the six months ended September 30, 2005.

A director of the Company advanced loans of $726,607 to the Company and two directors paid operating expenses of $17,157 on behalf of the Company for the six months ended September 30, 2005. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to a director $1,035,189 for the six months ended September 30, 2005.

As of September 30, 2005, net investment in sales-type leases amounting to approximately $581,634 was collateralized for credit facilities granted to a shareholder of the Company.

Related Party Balances

The amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	September 30, 2005 $	March 31, 2005 $
Amount due from a related company
Mission Hill Golf Club (Note)	15,501	15,501
Amount due from a shareholder
TFCL	36,081	-

Amount due to directors
Bondy Tan	913,045	1,210,006
Others	5,536	-
	918,581	1,210,006

Amounts due to shareholders
TFCL	-	61,846
Others	147,537	106,004
	147,537	167,850

Note: A director of the Company is also the Group Chief Executive and Executive Deputy Chairman of Mission Hills Group.

NOTE 10. SEGMENTAL AND GEOGRAPHICAL INFORMATION

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

Geographical Information	Three months ended September 30,		Six months ended September 30,
	2005 $	2004 $	2005 $	2004 $
Total sales:
Mainland, the PRC	398,246	88,786	244,747	91,362
Hong Kong	195,565	54,663	1,379,160	250,348

Macau	-	-	-	205,289
	593,811	143,449	1,623,907	546,999

The location of the Company's long-lived assets excluding restricted investments is as follows:

	September 30, 2005 $	March 31, 2005 $

Hong Kong	4,238,057	4,518,417
Mainland, the PRC	112,135	117,375
	4,350,192	4,635,792

NOTE 11. SHARE CAPITAL AND WARRANTS

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

Non-Employees Warrants

As of September 30, 2005, there were outstanding warrants to purchase 896,393 shares of common stock at $2.00 per share that are exercisable within a one-year period ending May 17, 2006 through May 27, 2006. The exercise price of the warrants may be adjusted in the event that the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, any capital reorganization or of any reclassification of the capital of the Company or in the case of the consolidation, merger or amalgamation of the Company with or into any other Company.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of September 30, 2005:

Warrants Outstanding			Warrants Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price

896,393	0.65	$2.00	896,393	$2.00

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Price Per Share
		$
Outstanding at April 1, 2005	-	-
Granted	896,393	2.00
Cancelled or expired	-	-
Exercised	-	-
Outstanding at September 30, 2005	896,393	2.00

NOTE 12. SUBSEQUENT EVENTS

On October 5, 2005, the Company completed the acquisition from Glory Goal Investments Limited (“Glory Goal”) of 325 shares (the “Shares”) of the issued share capital of Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) representing approximately 26% of the total issued share capital of Beijing Illumination pursuant to the Sale and Purchase Agreement dated September 27, 2005, by and among the Company, Glory Goal and Ko Yin, as amended by a letter agreement dated October 3, 2005 (the “Purchase Agreement”).

Pursuant to the terms of the Purchase Agreement, upon the completion of the sale and purchase of the Shares, the Company has acquired the shares. With the consent of Glory Goal, the Company will pay to Glory Goal HK$15,000,000 in cash and 1,750,000 shares of the Company’s common stock for the shares by not later than October 31, 2005 or such later date as may be mutually agreed.

Additionally, pursuant to the terms of the Purchase Agreement, simultaneous to the Purchase Agreement, the Company has entered into a Deed for the Grant of Options, as amended by a letter agreement dated October 3, 2005 (the “Option Deed”) by and among the Company, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited (together with Admire Fame Investments Limited and Gain Huge Investments Limited, the “Grantors”) and Ko Yin, pursuant to which the Grantors grant an option to the Company to purchase, and the Company grants the Grantors an option to require the Company to purchase under certain circumstances, shares of the issued share capital of Beijing Illumination held by the Grantors (representing up to 30.8% of the total issued share capital of Beijing Illumination).

Beijing Illumination, a limited liability company incorporated in Hong Kong on October 11, 2002, is an investment holding company of a group of companies (collectively, the “BI Group”) which are engaged in the manufacture, sales, research and development of lighting equipment, including a wholly foreign owned enterprise established in the People’s Republic of China . The products of the BI Group can be classified under four main categories, namely, (1) metal halide lamps; (2) high-pressure sodium lamps; (3) ultra high-pressure mercury lamps; and (4) lighting accessories. Metal halide lamps and high-pressure sodium lamps are high-intensity discharge lamps which generally offer outstanding efficiency, reliability and versatility with the additional benefit of low energy consumption in comparison with conventional incandescent lamps. They are operated with an ancillary ballast and starting gear and have a wide scope of applications ranging from street lighting, indoor and outdoor lighting of buildings to lighting for large structures. Besides high-intensity discharge lamps, the BI Group has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for the modern light-weight digital crystal projectors.

Glory Goal is a limited liability company incorporated in the British Virgin Islands on August 8 2005 and wholly-owned by Mr. Ko Yin (a resident of the Hong Kong Special Administrative Region of the People’s Republic of China). The principal business of Glory Goal is investment holding. It has not undertaken any other business activities other than the holding of shares in Beijing Illumination and the entering into the Purchase Agreement and transactions relating thereto.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Global Innovative Systems Inc. and our wholly-owned subsidiaries.

Company Overview

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” Following the sale of Energy Medicine Developments in September 2003, our Company was a development stage company whose business purpose was to identify and complete a merger or acquisition of a business or business opportunity. Upon the acquisition of Tech Team Holdings Limited on January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary.

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

As the former shareholders of Tech Team held 68.3% of our shares as of the acquisition date, and because the business of Tech Team represented the only business operations of our Company, the acquisition of Tech Team was deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our Company commenced filing quarterly and annual reports based on the March 31 fiscal year end of Tech Team. Such financial statements depict the operating results of Tech Team, including the acquisition of our Company, from January 13, 2005.

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

For a more comprehensive discussion regarding our Company’s products and services, please see the information provided under the heading “Current Business” included in our annual report on Form 10-KSB filed on July 18, 2005.

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

Following the completion of the acquisition of Tomi Fuji Energy Management Services Consultants (“Tomi Fuji EMS”) in January 2005, our Company has been able to derive revenues from a broader customer base and expects that additional sales contracts will be concluded in the 2006 fiscal year with a broader range of clients.

Results of Operations – Three Months Ended September 30, 2005

Our Company’s net loss before taxes and minority interest for the three months ended September 30, 2005 was $538,541, as compared to a net loss before taxes and minority interest of $228,659 for the three months ended September 30, 2004.

Revenues and Cost of Revenues

Total net revenues for the three months ended September 30, 2005 was $593,811, which represents a 314% increase over the total net revenue of $143,449 for the three months ended September 30, 2004. The increase in net revenues was primarily attributable to the increased sales of hardware products during the three months ended September 30, 2005. The increase in revenues reflects an expanded distribution network, an increase in marketing efforts and increased growth in demand for energy-saving products. Management believes the increase in demand for our Company’s products and services is mainly attributable to the increasing cost of energy and the need for businesses to reduce costs in order to remain competitive in an increasingly competitive global business environment.

Specifically, sales of hardware related to energy-saving systems for the three months ended September 30, 2005 increased to $578,695, an increase of $451,873 or 356% over the three months ended September 30, 2004. The increase in revenues from the sale of hardware was due primarily to the business derived by Tomi Fuji EMS, a wholly-owned operational subsidiary which we acquired in January 2005.

Cost of revenues for the three months ended September 30, 2005 was $484,055, an increase of $415,016 as compared with cost of revenues of $69,039 for the three months ended September 30, 2004. The increase in the cost of revenues during the three months ended September 30, 2005 was directly associated with the corresponding increase in revenues.

Our Company acquired certain intangible assets through the acquisition of Tomi Fuji EMS in January 2005. These intangible assets consist of trademarks, customer lists, and unfulfilled purchase orders. Amortization of intangible assets incurred for the three months ended September 30, 2005 was $123,406 while it was nil for the three months ended September 30, 2004.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 were $487,492 which represents a 79% increase over the operating expenses of $272,271 for the three months ended September 30, 2004. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our Company's operating expenses.

Selling and marketing expenses for the three months ended September 30, 2005 increased approximately 472% to $163,326 from $28,543 for the three months ended September 30, 2004. The increase reflects increased costs as a result of the salaries of sales personnel of Tomi Fuji EMS and increased commission expenses associated with increased sales of hardware products during the three months ended September 30, 2005.

General and administrative expenses increased 33% during the three months ended September 30, 2005 to $324,166 from $243,728 for the three months ended September 30, 2004. The increase was mainly due to increased salaries, rental fees, legal and professional fees incurred as a result of the expansion of our Company’s operations, including the acquisition of Tomi Fuji EMS, during the period. Our Company anticipates that these costs will increase in the future as our Company’s operations continue to expand.

Interest expense increased to $38,593 for the three months ended September 30, 2005 as compared to $31,637 for the three months ended September 30, 2004 due to interest rate increases in Hong Kong.

Results of Operations – Six Months Ended September 30, 2005

Our Company’s net loss before taxes and minority interest for the six months ended September 30, 2005 was $396,799, as compared to a net loss before taxes and minority interest of $327,621 for the six months ended September 30, 2004.

Revenues and Cost of Revenues

Total net revenues for the six months ended September 30, 2005 was $1,623,907, which represents a 197% increase over the total net revenue of $546,999 for the six months ended September 30, 2004. The increase in net revenues was primarily attributable to the increased sales of hardware products and commission income earned during the period under review. The increase in revenues reflects an expanded distribution network, an increase in marketing efforts and increased growth in demand for energy-saving products. Management believes the increase in demand for our Company’s products and services is mainly attributable to the increasing cost of energy and the need for businesses to reduce costs in order to remain competitive in an increasingly competitive global business environment.

Specifically, sales of hardware related to energy-saving systems for the six months ended September 30, 2005 increased to $797,533, an increase of $295,565 or 59% over the six months ended September 30, 2004. Commission and service income for the six months ended September 30, 2005 increased significantly to $815,358 as compared with $40,560 for the six months ended September 30, 2004. The increase was primarily attributable to a commission income of $800,000 earned from the assignment of an energy saving consultancy project by Tomi Fuji EMS to a third party. This commission income represents 49% of our Company’s total revenue for the six months ended September 30, 2005.

Cost of revenues for the six months ended September 30, 2005 was $638,584, an increase of $430,779, as compared with cost of revenues of $207,805 for the six months ended September 30, 2004. The increase was directly associated with the corresponding increase in revenues.

Our Company acquired certain intangible assets through the acquisition of Tomi Fuji EMS in January 2005. These intangible assets consist of trademarks, customer lists, and unfulfilled purchase orders. Amortization of intangible assets incurred for the six months ended September 30, 2005 was $248,458 while it was nil for the six months ended September 30, 2004.

Operating Expenses

Operating expenses include selling, general and administrative expenses and for the six months ended September 30, 2005 were $1,084,776, representing a 76% increase in operating expenses over that of $616,947 for the six months ended September 30, 2004.

Selling and marketing expenses for the six months ended September 30, 2005 increased approximately 93% to $329,238 from $170,820 for the six months ended September 30, 2004. The increase reflects increased costs as a result of the salaries of sales personnel of Tomi Fuji EMS and increased advertising expenses associated with marketing campaigns and promotional activities during the period. Our Company intends to continue to actively promote our products in existing markets in addition to penetrating new markets in the Asia Pacific region. As a result of these efforts, our Company expects selling and marketing expenses to increase in the near future.

General and administrative expenses increased 69% during the six months ended September 30, 2005 to $755,538 from $446,127 for the six months ended September 30, 2004. The increase was mainly due to increased salaries, rental, legal and professional fees incurred as a result of the expansion of our Company’s operations during the period, including the acquisition of Tomi Fuji EMS, during the period. Our Company expects these costs will increase in the future as our Company’s operations continue to expand.

Interest expense decreased to $60,807 for the six months ended September 30, 2005 as compared to $63,955 for the six months ended September 30, 2004. The decrease reflects a reduction in interest-bearing debt which was paid down with proceeds from an interest-free loan provided by a director who is also the Chief Executive Officer of our Company. The decrease in interest expenses was partially offset by interest rate increases in Hong Kong.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2005, our Company had a net working capital deficit of $148,991 compared with a deficit of $1,904,887 as of March 31, 2005, representing a decrease in the deficit of $1,755, 896. The cash and cash equivalents of our Company increased to $253,582 as at September 30, 2005 as compared to $32,694 as of March 31, 2005. The decrease in the working capital deficit was mainly due to the cash proceeds received from the issuance of share capital and common stock warrants during the period. Our Company has used the cash proceeds for partial repayment of our short-term borrowings and the loan from our director, for the purchase of inventories, and the payment of purchase deposits.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations. Our Company has raised and received additional capital of $1,344,589 by allotting and issuing 896,393 common shares in the capital of our Company at an issue price of $1.50 each by way of private placements during the six months ended September 30, 2005.

Management believes that our Company’s cash and cash equivalents, cash provided by operating activities, if any, and our unused credit facilities will not be sufficient to meet our working capital requirements for the next twelve months. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the issue of new equity securities by private placement. The issuance of additional equity securities by our Company may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that our Company will be able to obtain further funds required for our continued working capital requirements.

Cash Flow Used in Operating Activities

Operating activities used cash of $540,935 for the six months ended September 30, 2005 as compared to $788,306 for the six months ended September 30, 2004. The decrease in the cash used in operating activities was mainly attributable to net cash received from trade receivables over the settlement of trade payables of $502,419 during the period.

Cash Flow Used in Investing Activities

Our Company increased the cash used in investing activities to $43,785 during the six months ended September 30, 2005 from $1,830 during the six months ended September 30, 2004. The increase in investing activities was largely due to the purchase of office equipment and furnishings used in our new offices.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $805,608 for the six months ended September 30, 2005 which represents a decrease of $191,933 as compared to cash of $997,541 for the six months ended September 30, 2004. Our Company received gross proceeds from the issuance of share capital and common stock warrants of $1,344,589 through private placements of 896,393 shares of our common shares to twelve shareholders for the six months ended September 30, 2005. Net repayment to a director of $291,425 was also effected during the current period while a net advance from a director of $1,484,286 was recorded in the corresponding period in 2004.

Capital Expenditures

As of September 30, 2005, our Company did not have any material commitment for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $62,095. Our Company’s principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square foot office space serves at the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. The monthly fixed rent is $4,694, plus a monthly service charge of $1,596, with a two month rent free period from April 16, 2005 to September 15, 2005. Our Company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Additionally, Tech Team Development (Zhuhai), our wholly-owned subsidiary, has leased a staff quarter located in Room 301, Block 4, Xinyuen Ge, Nanpo Garden, Zhuhai, Guangdong, People’s Republic of China, at a monthly cost of $367 (3,000 yuan) for the period from April 26, 2005 to October 26, 2005.

The obligations of these leases are set out as follows:

	Obligations by Period

Contractual Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$113,499	$74,245	$39,254	-	-

Our Company has entered into capital lease arrangements for leasing motor vehicles and equipment used in our operations. The lease terms are three to five years with an interest rate of 2.75% to 4.75% per annum fixed at the lease date and are secured by the lessor’s charge over the leased assets. The contractual obligations as of September 30, 2005 were:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$24,882	$22,723	$1,481	$678	$-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$24,882	$22,723	$1,481	$678	$-

(1)

Other than as disclosed in the off-balance sheet arrangements section, set out above, there have been no material changes to the contractual obligations of our Company subsequent to September 30, 2005.

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. Prospective investors should consider carefully the risk factors set out below.

Risks Related to Our Business

We will require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

Our business plan calls for expenses necessary to continue the development of our products and expand our position in the market. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

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

Management is aware of similar products which compete directly with our products and some of the companies developing these similar products have greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our Company. Such competition will potentially affect our chances of achieving profitability in the future.

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

Currently, we derive substantially all of our revenues from the sale of electrical energy-saving products. The electrical energy-saving industry is characterised by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new electrical energy-saving technology may reduce demand for our Eco-Pro Energy Saver brand. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our registered trademark invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of trademark and trade secret laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies.

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

Our involvement in any intellectual property dispute or action to protect trade secrets and know-how, including actions brought by us, could result in a material adverse effect on our business. Adverse determinations in litigation in which we may become involved could subject us to liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely effected.

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a number of other skilled personnel, including persons with experience in engineering and energy management consulting. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which would have a material adverse impact on our business.

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

Our Company currently relies on several vendors. If any of these vendors terminates its relationship with our Company or if our Company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

One or more of these factors may make it difficult for us to fully implement our international business strategies and may have a material adverse effect on our current or future international operations.

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

Our Company generally extends a 120-day credit period to customers within our hardware sales trading contracts. For direct sales contracts with installation, our Company offers financing terms of up to 60 months to new customers. Our Company, however, is required to pay our vendors for the cost of supplies and hardware in accordance with credit terms ranging from cash on delivery to payment within 30 days. Such financing arrangements create a time lag between the payment for inventory and the collection of revenue from sales contracts, which has placed working capital restraints on our Company. Our Company has established relationships with several financial institutions to provide financing options directly to our customers for the purchase of our equipment which may assist in alleviating these working capital restraints on our Company. There can be no assurance, however, that any financial institutions will agree to provide such a financing option, and if our Company is unable to arrange such financing options for our customers, the working capital restraints on our Company would be expected to continue, which could have a material adverse effect on the financial condition and operations of our Company.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer. Based upon that evaluation, our Company’s Chief Executive Officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.5	Sales Agreement dated March 27, 2002, between Tech Team Development Limited and Macau Jockey Club (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.6	Sales Agreement dated September 10, 2003, between Tech Team Development Limited and Dongguan Guan Lan Golf Club Company Limited.
10.7	Sales Agreement dated March 31, 2004, between Tech Team Development Limited and K. Wah Concrete Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
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
Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00
10.19

Sales Agreement dated September 8, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.20

Addendum to Sales Agreement dated September 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.21

Assignment Agreement dated September 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and GD Inet Electric Construction Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.22

Sale and Purchase Agreement dated September 27, 2005, between Glory Goal Investments Limited, Global Innovative Systems Inc., and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.23

Option Deed dated September 27, 2005, between Admire Fame Invests Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Global Innovative Systems Inc. and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.24

Amendment to Sale and Purchase Agreement and Option Deed dated October 3, 2005, between Glory Goal Investments Limited, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

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

By:/s/ Bondy Tan

Bondy Tan

President and Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Date: November 18, 2005