Form 10QSB
period 2005-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2006-02-21
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,929,489 common shares issued and outstanding as of February 5, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes [	]	No ☒

GLOBAL INNOVATIVE SYSTEMS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Unaudited Consolidated Balance Sheets

as at December 31, 2005 and March 31, 2005 (Audited)

Condensed Unaudited Consolidated Statements of Operations

for the three and nine months ended December 31, 2005 and 2004

Condensed Unaudited Consolidated Statements of Cash Flows

for the nine months ended December 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis.

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Item 1. Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

UNAUDITED

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS Expressed in US dollars

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	63,153	32,694
Restricted deposits	222,576	220,253
Investments – restricted	671,802	-
Deposit paid on acquisition of Beijing Illumination (Hong Kong) Limited	1,928,020	-
Trade receivables, net of allowance for doubtful accounts
of $nil on December 31, 2005 and $nil on March 31, 2005	1,572,809	1,819,808
Net investment in sales-type leases	168,750	148,478
Prepaid expenses and other current assets	862,644	153,956
Amount due from a shareholder	75,653	-
Amount due from a related company	15,501	15,501
Inventories	643,073	94,004

Total current assets	6,223,981	2,484,694

Intangible assets	3,378,612	3,750,476
Investments – restricted	-	670,184
Equipment, net	326,766	332,798
Net investment in sales-type leases	546,198	552,518
	4,251,576	5,305,976

Total assets	10,475,557	7,790,670

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	1,268,629	1,323,086
Current portion of long-term debts	7,391	119,551
Trade payables	1,217,947	826,187
Amounts due to directors	3,267,922	1,210,006
Amounts due to shareholders	64,420	167,850
Accrued expenses and other current liabilities	464,442	545,456
Current portion of obligations under capital leases	9,674	61,199
Income tax payable	263,502	136,246

Total current liabilities	6,563,927	4,389,581

Non-current liabilities:
Obligations under capital leases	1,974	2,468

Total non-current liabilities	1,974	2,468

Total liabilities	6,565,901	4,392,049

Minority interest	364	364

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) Expressed in US dollars

	December 31,	March 31,
	2005	2005
	(Unaudited)	(Audited)
	$	$
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
19,929,489 common shares at December 31, 2005 and
19,033,096 common shares at March 31, 2005	19,929	19,033
Common stock warrants	573,692	-
Additional paid-in capital	6,723,320	5,977,080
Accumulated other comprehensive loss	(42,992)	(44,609)
Accumulated deficit	(3,364,657)	(2,553,247)

Total shareholders' equity	3,909,292	3,398,257

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	10,475,557	7,790,670

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Expressed in US dollars

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	$	$	$	$
Revenues:
Hardware	1,510,307	171,318	2,307,840	673,286
Rental income	1,404	964	3,332	2,892
Commission and service income	21,525	141,277	836,883	181,837
Sales-type lease income	4,263	3,780	13,350	6,323

Total net revenues	1,537,499	317,339	3,161,405	864,338

Cost of revenues:
Hardware	(1,232,556)	(39,104)	(1,849,887)	(240,512)
Rental	(803)	(473)	(1,750)	(1,421)
Commission and service	(826)	(6,424)	(21,132)	(11,873)

Total cost of revenues	(1,234,185)	(46,001)	(1,872,769)	(253,806)

Gross profit	303,314	271,338	1,288,636	610,532

Amortization of intangible assets	(123,406)	-	(371,864)	-
Selling and marketing expenses	(133,481)	(162,770)	(462,719)	(333,590)
General and administrative expenses	(298,970)	(123,321)	(1,054,508)	(569,448)

Loss from operations	(252,543)	(14,753)	(600,455)	(292,506)
Interest expense	(39,024)	(42,086)	(99,831)	(106,041)
Interest income	4,212	16,093	16,127	16,093
Other income	(1)	(9,274)	4	4,813

Loss before income tax and minority interests	(287,356)	(50,020)	(684,155)	(377,641)
Minority interests	-	-	-	-
Income tax	-	-	(127,255)	-

Net loss	(287,356)	(50,020)	(811,410)	(377,641)

Basic and diluted loss per share	(0.01)	(0.01)	(0.04)	(0.05)

Weighted average number of common
shares outstanding, basic and diluted	19,929,489	7,291,462	19,735,708	7,291,462

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Expressed in US dollars

	Nine Months Ended December 31,
	2005	2004
	$	$
Cash flows from operating activities:
Net loss	(811,410)	(377,641)
Adjustment to reconcile net income / (loss) to
net cash used in operating activities:
Amortization of intangible assets	371,864	-
Depreciation expense	64,071	58,775
Write-off of equipment	5,227	-
Write-off of inventories	-	8,188
Changes in operating assets and liabilities:
Trade receivables	246,999	(146,149)
Net investment in sales-type leases	(13,952)	(498,108)
Prepaid expenses and other current assets	(708,688)	(8,302)
Inventories	(549,069)	(95,185)
Trade payables	391,760	18,181
Amount due from related company	-	(8,980)
Accrued expenses and other current liabilities	(81,014)	83,146
Income tax payable	127,256	-

Net cash used in operating activities	(956,956)	(966,075)

Cash flows from investing activities:
Purchase of fixed assets	(63,267)	(2,135)
Increase in restricted deposits	(2,323)	(39)

Cash used in investing activities	(65,590)	(2,174)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) Expressed in US dollars

	Nine Months Ended December 31,
	2005	2004
	$	$
Cash flows from financing activities:
Repayment of short-term borrowings and
long-term debts	(166,617)	(551,442)
Repayment of capital lease obligations	(52,019)	(58,884)
Gross proceeds from issuance of share capital and common stock warrants	1,344,589	-
Expenses incurred for issuance of share capital and common stock warrants	(23,761)	-
Advance from shareholders	25,853	-
Advance to a shareholder	(75,653)	-
Repayment to shareholders	(129,283)	-
Advance from a director	1,303,558	2,397,345
Repayment to a director	(1,173,662)	(746,679)

Net cash provided by financing activities	1,053,005	1,040,340

Net increase in cash and cash equivalents	30,459	72,091

Cash and cash equivalents at beginning of the period	32,694	3,078

Cash and cash equivalents at end of the period	63,153	75,169

Other non-cash items
Deposit paid on acquisition of Beijing Illumination (Hong Kong) Limited	(1,928,020)	-
Payment of deposit by director	1,928,020	-

See notes to condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the THREE AND NINE MONTHS ended DECEMBER 31, 2005 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements are stated in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to those rules and regulations. In the opinion of the management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results from operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results for the entire fiscal year.

The management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated March 31, 2005 financial statements and notes thereto of the Company and its subsidiaries included in its annual report on Form 10-KSB filed on July 18, 2005.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the condensed consolidated financial statements, the Company has a net working capital deficit of $339,946 as of December 31, 2005 and used cash in its operations of $956,956 during the nine months ended December 31, 2005. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Trade Receivables and Allowance for Doubtful Accounts

In regards to the Company’s allowance for doubtful accounts, the Company periodically records a provision for doubtful accounts based on an evaluation of the collectibility of accounts receivable by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with the Company's customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations, and the Company records an allowance that reduces its accounts receivable for that customer to the amount that is reasonably believed will be collected. Additional allowances may be required in the future if the financial condition of the Company's customers or general economic conditions deteriorate, thereby reducing net income.

Valuation of Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out basis. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and the Company's assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. This may reduce the results of operations of the Company.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company's strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Intangible Assets

Our Company acquired certain intangible assets through the acquisition of Tomi Fuji Energy Management Services Consultants Limited in January 2005. These intangible assets are comprised of trademarks, customer lists and relationships, and unfulfilled purchase orders. The acquired trademark was determined to have an indefinite useful life which is not subject to amortization, unless and until its useful life is determined no longer to be indefinite. Our Company tests for impairment of trademarks annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The customer lists and relationships and unfulfilled purchase orders are subject to amortization for five years and five months, respectively, and reviewed for impairment if the carrying amount of the customer base is not recoverable and its carrying amount exceeds its fair market value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. The estimation of the useful life of the trademark, customer lists and relationships will be affected by factors such as change in demand, unanticipated competition and other economic factors including stability of industry, change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment and changes in distribution channels and business climate. If impairment loss is recognized, the results of operations and the financial condition of the Company will be adversely affected.

Investments

The Company classifies investments in mutual funds as available-for-sale securities and carries them at market value. The unrealized holding gains and losses on these securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are reflected in consolidated statement of operations.

The Company assesses declines in the value of individual investments to determine whether such decline is other-than-temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data in which the guaranteed mutual funds are invested in, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company in which the guaranteed mutual funds are invested in, and the Company’s intent and ability to hold the investment.

Net Investment in Sales – Type Leases

At the time a sales – type lease is consummated, the Company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in the Company's consolidated statements of operation. The Company reviews minimum lease payments receivable considered at risk on a periodic basis. The review primarily consists of an analysis based upon current information available about the client as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, the Company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the Company records a specific reserve.

Concentration of Credit Risk

Commission income was earned by Tomi Fuji Energy Management Services Consultants Limited ("Tomi Fuji EMS"), the Company's wholly-owned subsidiary, from an assignment of an energy saving consultancy project by Tomi Fuji EMS to a third party. This commission income represents 25% of the Company’s total revenue for the nine months ended December 31, 2005. There was also a sale transaction made to a third party representing 44% of the Company’s total revenue for the nine months ended December 31, 2005.

The Company relies on supplies from numerous vendors. For the nine month period ended December 31, 2005, the Company had one vendor that accounted for more than 82% of total supply purchases for the period. If the vendor terminates its relationship with the Company or if the Company’s supply from a vendor is interrupted or terminated for any reason, the Company may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact the Company's ability to sell and distribute its products.

The Company’s business, assets and operations is currently focused on the sale of electrical energy-saving products in China, and accordingly, is affected to a significant degree by any economic, political and legal developments in China.

Earnings (Loss) Per Share

Basic earnings / (loss) per share ("EPS") is based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents, such as the potential exercise of outstanding warrants. The effects of warrants have not been included in the 2005 and 2004 EPS computation as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2005, The Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

The details of net investment in sales-type leases are as follows:

	December 31, 2005 $	March 31, 2005 $
Total minimum lease payments to be received	755,514	746,653
Less: Unearned income	(40,566)	(45,657)
Net investment in sales-type leases	714,948	700,996
Current portion	(168,750)	(148,478)
Net investment in sales-type leases, less current portion	546,198	552,518

Contracted maturities of the sales-type leases as of December 31, 2005 are as follows:

12 month period ending December 31,	$
2006	168,750
2007	173,133
2008	159,582
2009	122,832
2010	90,651
714,948

NOTE 4. INVENTORIES

Inventories by major categories are summarized as follows:

	December 31, 2005 $	March 31, 2005 $
Raw materials	27,451	23,844
Work in progress	41,501	8,540
Finished goods	574,121	61,620
	643,073	94,004

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	December 31, 2005 $	March 31, 2005 $
Testing equipment	83,109	83,109
Office equipment	82,321	70,510
Furniture and fixtures	40,436	39,600
Leasehold improvements	30,104	14,291
Motor vehicles	35,206	14,690
Energy savers	359,609	359,609
Total	630,785	581,809
Less: Accumulated depreciation	(304,019)	(249,011)
Equipment, net	326,766	332,798

Equipment, net held under capital leases are summarized as follows:

	December 31, 2005 $	March 31, 2005 $

Office equipment	3,702	3,702
Motor vehicles	14,690	14,690
Energy savers	237,581	237,581
Total	255,973	255,973
Less: Accumulated depreciation	(70,833)	(49,852)
Equipment, net held under capital leases	185,140	206,121

Equipment, net leased under operating leases to customers is summarized as follows:

	December 31, 2005 $	March 31, 2005 $
Energy savers	18,953	18,953
Less: Accumulated depreciation	(8,371)	(6,949)
Equipment, net leased under operating leases to customers	10,582	12,004

NOTE 6. INTANGIBLE ASSETS

Acquired intangible assets consist of the following:

	December 31, 2005 $	March 31, 2005 $

Trademark	1,404,113	1,404,113
Customer lists and relationships	2,468,123	2,468,123
Unfulfilled purchase orders	4,113	4,113
Total	3,876,349	3,876,349
Less: Accumulated amortization - customer lists and relationships - unfulfilled purchase orders	(493,624) (4,113)	(123,406) (2,467)
Total	3,378,612	3,750,476

Amortization expenses charged to net income from operations for the three months and nine months ended December 31, 2005 and 2004 were $123,406 (2004: $Nil) and $371,864 (2004:$Nil), respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

12 month period ending March 31,	$
2006	123,406
2007	493,625
2008	493,625
2009	493,625
2010	370,218
1,974,499

NOTE 7. SHORT-TERM BANK BORROWINGS

The Company's short-term borrowings consist of the following:

	December 31, 2005 $	March 31, 2005 $

Bank loans	938,303	938,303
Bank overdrafts	330,326	384,783
	1,268,629	1,323,086
Bank credit facilities	1,459,833	1,571,993
Utilized	(1,276,020)	(1,442,636)
Bank credit facilities available	183,813	129,357

Interest rates are generally based on the bank's best lending rate plus certain percentage and the credit lines are normally subject to periodic review. In accordance with certain bank covenants, Tech Team Holdings Limited ("TTHL") needs to maintain a net worth of not less than $1,092,545 from July 2003 onwards and to release the existing floating charge on all assets of Tech Team Development Limited; however, these financial covenants have not been fulfilled by TTHL. Other than the aforesaid requirements, there are no other significant covenants or other financial restrictions relating to the Company’s short-term borrowings and long-term debts that the Company did not comply with.

NOTE 8. INCOME TAX

The components of net income / (loss) before income tax and minority interests are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005 $	2004 $	2005 $	2004 $
Hong Kong	(278,330)	14,985	(585,036)	(289,965)
Mainland, the PRC	(9,026)	(65,005)	(99,119)	(87,676)
	(287,356)	(50,020)	(684,155)	(377,641)

Taxes laws applicable to the Company are as follows:

-	Tech Team is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTIL’s income is not subject to taxation.
-	Global Systems Innovative Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned during the periods presented.
-

No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited ("TTZ") had no assessable profits earned during the nine months ended December 31, 2005 and nine months ended December 31, 2004. Preferential tax treatment has been agreed with the relevant tax authorities and TTZ is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

Income tax expense for the nine months ended December 31, 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the period. No provision for Hong Kong Profits Tax has been made for the nine months ended December 31, 2004 as the subsidiaries operating in Hong Kong had no assessable profits earned during that period.

NOTE 9. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

Tomi Fuji Corporation Limited ("TFCL"), a shareholder of the Company, paid certain expenses totalling $748,639 on behalf of the Company and the Company repaid $886,138 during the nine months ended December 31, 2005.

The Company received advances from a shareholder for its operating expenses, amounting to $25,853 during the nine months ended December 31, 2005.

A director of the Company advanced loans of $3,212,339 to the Company, which included the payment by the director of the deposit for the acquisition of Beijing Illumination (Hong Kong) Limited of $1,928,020 (see Note 12) and two directors paid operating expenses of $19,239 on behalf of the Company for the nine months ended December 31, 2005. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to a director $1,173,662 for the nine months ended December 31, 2005.

As of December 31, 2005, net investment in sales-type leases amounting to approximately $548,568 was collateralized for credit facilities granted to a shareholder of the Company.

Related Party Balances

The amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	December 31, 2005 $	March 31, 2005 $
Amount due from a related company
Mission Hill Golf Club (Note)	15,501	15,501
Amount due from a shareholder
TFCL	75,653	-

Amount due to directors
Bondy Tan	3,267,883	1,210,006
Others	39	-
	3,267,922	1,210,006

Amounts due to shareholders
TFCL	-	61,846
Others	64,420	106,004
	64,420	167,850

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

Geographical Information	Three months ended December 31,		Nine months ended December 31,
	2005 $	2004 $	2005 $	2004 $
Total sales:
Mainland, the PRC	77,910	-	1,457,069	91,362
Hong Kong	1,459,589	313,304	1,704,336	563,652
Macau	-	-	-	205,289
Singapore	-	4,035	-	4,035
	1,537,499	317,339	3,161,405	864,338

The location of the Company's long-lived assets excluding restricted investments is as follows:

	December 31, 2005 $	March 31, 2005 $

Hong Kong	4,127,311	4,518,417
Mainland, the PRC	124,265	117,375
	4,251,576	4,635,792

NOTE 11. SHARE CAPITAL AND WARRANTS

Share Capital

On May 17, 2005, the Company closed a private placement consisting of 153,333 units at a price of $1.50 per unit for gross proceeds of $229,999.50. Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. The Company issued the securities to three non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 26, 2005, the Company closed a private placement consisting of 20,000 units at a price of $1.50 per unit for gross proceeds of $30,000. Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. The Company issued the securities to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 27, 2005, the Company closed a private placement consisting of 723,060 units at a price of $1.50 per unit for gross proceeds of $1,084,590. Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months from the date of closing at an exercise price of $2.00. The Company issued the securities to seven non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

For each transaction, the unit price was determined based on arms-length negotiation with the investors.

Non-Employees Warrants

As of December 31, 2005, there were outstanding warrants to purchase 896,393 shares of common stock at $2.00 per share that are exercisable within a one-year period ending May 17, 2006 through May 27, 2006. The exercise price of the warrants may be adjusted in the event that the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, any capital reorganization or of any reclassification of the capital of the Company or in the case of the consolidation, merger or amalgamation of the Company with or into any other Company.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of December 31, 2005:

Warrants Outstanding			Warrants Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price
896,393	0.42	$2.00	896,393	$2.00

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Price Per Share
		$
Outstanding at April 1, 2005	-	-
Granted	896,393	2.00
Cancelled or expired	-	-
Exercised	-	-
Outstanding at December 31, 2005	896,393	2.00

NOTE 12. ACQUISITION OF INTEREST IN BEIJING ILLUMINATION (HONG KONG) LIMITED AND SUBSEQUENT EVENTS

Acquisition of Interest in Beijing Illumination (Hong Kong) Limited

On September 27, 2005, our company entered into a Sale and Purchase Agreement with Glory Goal Investments Limited and Ko Yin. Pursuant to the terms and conditions of the Sale and Purchase Agreement, our company agreed to purchase 325 shares, or approximately 26%, of the issued and outstanding shares of Beijing Illumination (Hong Kong) Limited from Glory Goal Investments in consideration for the payment of HK$15,000,000 and the issuance of 1,750,000 common shares by our company to Glory Goal Investments.

On February 15, 2006, the parties to the Sale and Purchase Agreement entered into a Letter Agreement whereby the parties agreed to extend the completion date of the Sale and Purchase Agreement from October 5, 2005 to February 22, 2006.

Contemporaneous with our entry into the Sale and Purchase Agreement, our company entered into a Deed Agreement dated September 27, 2005 with Ko Yin, Admire Fame Investments Limited, Gain Huge Investments Limited and Splendid Fortune Investments Limited. Pursuant to the terms of the Deed Agreement, Admire Fame, Gain Huge and Splendid Fortune agreed to grant our company a call option which grants our company the right to purchase 313 shares, or approximately 25.0%, of the issued and outstanding shares of Beijing Illumination from Admire Fame, Gain Huge and Splendid Fortune and a further call option to purchase 72 shares, or approximately 5.8%, of the issued and outstanding shares of Beijing Illumination from Admire Fame. If the call options are triggered during the exercise period, our company has agreed to issue approximately 7,200,000 and 1,656,230 common shares respectively, in accordance with the terms of the Deed Agreement. Alternately, our company has agreed to grant Admire Fame, Gain Huge and Splendid Fortune a put option to require our company to purchase 313 shares of Beijing Illumination from Admire Fame, Gain Huge and Splendid Fortune and a further put option to require our company to purchase 72 shares of Beijing Illumination from Admire Fame. If the put options are triggered within the exercise period, our company has agreed to issue 7,200,000 and 1,656,230 common shares respectively in accordance with the terms and conditions of the Deed Agreement. The options granted under the Deed Agreement will be exercisable for a period of nine months, which period commences six months after the completion date of the Sale and Purchase Agreement.

On October 3, 2005, our company entered into a Letter Agreement with Glory Goal Investments, Admire Fame, Gain Huge, Splendid Fortune and Ko Yin whereby the parties agreed to amend the terms of the Sale and Purchase Agreement and the Deed Agreement. The amendments set out in the letter agreement include various provisions intended to comply with United States securities laws in regards to the issuance of securities under the two agreements.

Beijing Illumination was incorporated pursuant to the laws of Hong Kong on October 11, 2002. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination manufactures four main categories of products including: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) ultra high-pressure mercury lamps; and (4) lighting accessories. Metal halide lamps and high-pressure sodium lamps are high-intensity discharge lamps which generally offer outstanding efficiency, reliability and versatility with the additional benefit of low energy consumption in comparison with conventional incandescent lamps. They are operated with an ancillary ballast and starting gear and have a wide scope of applications ranging from street lighting, indoor and outdoor lighting of buildings to lighting for large structures. Besides high-intensity discharge lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors.

Due to conditions precedent to closing as set out in the Sale and Purchase Agreement and the Deed Agreement, and the risk that these conditions precedent will not be satisfied, there is no assurance that our company will complete the transactions contemplated in the Sale and Purchase Agreement and the Deed Agreement.

Item 2.  Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us" and "our" refer to Global Innovative Systems Inc. and our wholly-owned subsidiaries.

Company Overview

We were incorporated under the laws of the State of Nevada under the name "Legacy Bodysentials Inc." on September 14, 1995. On September 25, 1996, we changed our name to "Legacy Minerals Inc." and on May 18, 1998, we changed our name to "Global Commonwealth Inc." On November 12, 1999, we changed our name to "Global Innovative Systems Inc." Following the sale of Energy Medicine Developments in September 2003, our company was a development stage company whose business purpose was to identify and complete a merger or acquisition of a business or business opportunity. Upon the acquisition of Tech Team Holdings Limited on January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary.

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

For a more comprehensive discussion regarding our company’s products and services, please see the information provided under the heading "Current Business" included in our annual report on Form 10-KSB filed on July 18, 2005.

Acquisition of Interest in Beijing Illumination (Hong Kong) Limited

On September 27, 2005, our company entered into a Sale and Purchase Agreement with Glory Goal Investments Limited and Ko Yin. Pursuant to the terms and conditions of the Sale and Purchase Agreement, our company agreed to purchase 325 shares, or approximately 26%, of the issued and outstanding shares of Beijing Illumination (Hong Kong) Limited from Glory Goal Investments in consideration for the payment of HK$15,000,000 and the issuance of 1,750,000 common shares by our company to Glory Goal Investments.

On February 15, 2006, the parties to the Sale and Purchase Agreement entered into a Letter Agreement whereby the parties agreed to extend the completion date of the Sale and Purchase Agreement from October 5, 2005 to February 22, 2006.

Contemporaneous with our entry into the Sale and Purchase Agreement, our company entered into a Deed Agreement dated September 27, 2005 with Ko Yin, Admire Fame Investments Limited, Gain Huge Investments Limited and Splendid Fortune Investments Limited. Pursuant to the terms of the Deed Agreement, Admire Fame, Gain Huge and Splendid Fortune agreed to grant our company a call option which grants our company the right to purchase 313 shares, or approximately 25.0%, of the issued and outstanding shares of Beijing Illumination from Admire Fame, Gain Huge and Splendid Fortune and a further call option to purchase 72 shares, or approximately 5.8%, of the issued and outstanding shares of Beijing Illumination from Admire Fame. If the call options are triggered during the exercise period, our company has agreed to issue approximately 7,200,000 and 1,656,230 common shares respectively, in accordance with the terms of the Deed Agreement. Alternately, our company has agreed to grant Admire Fame, Gain Huge and Splendid Fortune a put option to require our company to purchase 313 shares of Beijing Illumination from Admire Fame, Gain Huge and Splendid Fortune and a further put option to require our company to purchase 72 shares of Beijing Illumination from Admire Fame. If the put options are triggered within the exercise period, our company has agreed to issue 7,200,000 and 1,656,230 common shares respectively in accordance with the terms and conditions of the Deed Agreement. The options granted under the Deed Agreement will be exercisable for a period of nine months, which period commences six months after the completion date of the Sale and Purchase Agreement.

On October 3, 2005, our company entered into a Letter Agreement with Glory Goal Investments, Admire Fame, Gain Huge, Splendid Fortune and Ko Yin whereby the parties agreed to amend the terms of the Sale and Purchase Agreement and the Deed Agreement. The amendments set out in the letter agreement include various provisions intended to comply with United States securities laws in regards to the issuance of securities under the two agreements.

Beijing Illumination was incorporated pursuant to the laws of Hong Kong on October 11, 2002. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination manufactures four main categories of products including: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) ultra high-pressure mercury lamps; and (4) lighting accessories. Metal halide lamps and high-pressure sodium lamps are high-intensity discharge lamps which generally offer outstanding efficiency, reliability and versatility with the additional benefit of low energy consumption in comparison with conventional incandescent lamps. They are operated with an ancillary ballast and starting gear and have a wide scope of applications ranging from street lighting, indoor and outdoor lighting of buildings to lighting for large structures. Besides high-intensity discharge lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors.

Due to conditions precedent to closing as set out in the Sale and Purchase Agreement and the Deed Agreement, and the risk that these conditions precedent will not be satisfied, there is no assurance that our company will complete the transactions contemplated in the Sale and Purchase Agreement and the Deed Agreement.

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

Following the completion of the acquisition of Tomi Fuji Energy Management Services Consultants Limited ("Tomi Fuji EMS") in January 2005, our company has been able to derive revenues from a broader customer base and expects that additional sales contracts will be concluded in the 2006 fiscal year with a broader range of clients.

Results of Operations – Three Months Ended December 31, 2005

Our company’s net loss before taxes and minority interest for the three months ended December 31, 2005 was $287,356, as compared to a net loss before taxes and minority interest of $50,020 for the three months ended December 31, 2004.

Revenues and Cost of Revenues

Total net revenues for the three months ended December 31, 2005 was $1,537,499, which represents a 384% increase over the total net revenue of $317,339 for the three months ended December 31, 2004. The increase in net revenues was primarily attributable to the increased sales of hardware products during the three months ended December 30, 2005. The increase in revenues reflects an expanded distribution network, an increase in marketing efforts and increased growth in demand for energy-saving products. Management believes the increase in demand for our company’s products and services is mainly attributable to the increasing cost of energy and the need for businesses to reduce costs in order to remain competitive in an increasingly competitive global business environment.

Specifically, sales of hardware related to energy-saving systems for the three months ended December 31, 2005 increased to $1,510,307, an increase of $1,338,989 or 782% over the three months ended December 31, 2004. The increase in revenues from the sale of hardware was due primarily to a sales transaction of $1,389,563 made to a third party in December 2005.

Cost of revenues for the three months ended December 31, 2005 was $1,234,185, an increase of $1,188,184 as compared with cost of revenues of $46,001 for the three months ended December 31, 2004. The increase in the cost of revenues during the three months ended December 31, 2005 was directly associated with the corresponding increase in revenues.

Our company acquired certain intangible assets through the acquisition of Tomi Fuji EMS in January 2005. These intangible assets consist of trademarks, customer lists, and unfulfilled purchase orders. Amortization of intangible assets incurred for the three months ended December 31, 2005 was $123,406 while it was nil for the three months ended December 31, 2004.

Operating Expenses

Operating expenses for the three months ended December 31, 2005 were $432,451 which represents a 51% increase over the operating expenses of $286,091 for the three months ended December 31, 2004. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company's operating expenses.

Selling and marketing expenses for the three months ended December 31, 2005 decreased approximately 18% to $133,481 from $162,770 for the three months ended December 31, 2004. The decrease was mainly due to the decrease in commission expenses payable to agents for the three months ended December 31, 2005. The decrease was partially offset by an increase in the salaries of sales personnel of Tomi Fuji EMS during the three months ended December 31, 2005.

General and administrative expenses increased 142% during the three months ended December 31, 2005 to $298,970 from $123,321 for the three months ended December 31, 2004. The increase was mainly due to increased salaries, rental fees, overseas travelling expenses, legal and professional fees incurred as a result of the expansion of our company’s operations, including the acquisition of Tomi Fuji EMS, during the period. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense decreased to $39,024 for the three months ended December 31, 2005 as compared to $42,086 for the three months ended December 31, 2004. The decrease reflects a reduction in interest-bearing debt which was paid down with proceeds from an interest-free loan provided by a director who is also the Chief Executive Officer of our company. The decrease in interest expenses was partially offset by interest rate increases in Hong Kong.

Results of Operations – Nine Months Ended December 31, 2005

Our company’s net loss before taxes and minority interest for the nine months ended December 31, 2005 was $684,155, as compared to a net loss before taxes and minority interest of $377,641 for the nine months ended December 31, 2004.

Revenues and Cost of Revenues

Total net revenues for the nine months ended December 31, 2005 was $3,161,405, which represents a 266% increase over the total net revenue of $864,338 for the nine months ended December 31, 2004. The increase in net revenues was primarily attributable to the increased sales of hardware products and commission income earned during the period. The increase in revenues reflects an expanded distribution network, an increase in marketing efforts and increased growth in demand for energy-saving products. Management believes the increase in demand for our company’s products and services is mainly attributable to the increasing cost of energy and the need for businesses to reduce costs in order to remain competitive in an increasingly competitive global business environment.

Specifically, sales of hardware related to energy-saving systems for the nine months ended December 31, 2005 increased to $2,307,840, an increase of $1,634,554 or 243% over the nine months ended December 31, 2004. The increase was due primarily to a sale transaction of $1,389,563 made in December 2005. This sale transaction represents 44% of our company’s total revenue for the nine months ended December 31, 2005. Commission and service income for the nine months ended December 31, 2005 increased significantly to $836,883 as compared with $181,837 for the nine months ended December 31, 2004. The increase was primarily attributable to a commission income of $800,000 earned from the assignment of an energy saving consultancy project by Tomi Fuji EMS to a third party. This commission income represents 25% of our company’s total revenue for the nine months ended December 31, 2005.

Cost of revenues for the nine months ended December 31, 2005 was $1,872,769, an increase of $1,618,963, as compared with cost of revenues of $253,806 for the nine months ended December 31, 2004. The increase was directly associated with the corresponding increase in revenues.

Our company acquired certain intangible assets through the acquisition of Tomi Fuji EMS in January 2005. These intangible assets consist of trademarks, customer lists, and unfulfilled purchase orders. Amortization of intangible assets incurred for the nine months ended December 31, 2005 was $371,864 while it was nil for the nine months ended December 31, 2004.

Operating Expenses

Operating expenses include selling, general and administrative expenses and for the nine months ended December 31, 2005 were $1,517,227, representing a 68% increase in operating expenses over that of $903,038 for the nine months ended December 31, 2004.

Selling and marketing expenses for the nine months ended December 31, 2005 increased approximately 39% to $462,719 from $333,590 for the nine months ended December 31, 2004. The increase reflects increased costs as a result of the salaries of sales personnel of Tomi Fuji EMS and increased advertising expenses associated with marketing campaigns and promotional activities during the period, and were partially offset by a decrease in commission expenses payable to agents for the nine months ended December 31, 2005. Our company intends to continue to actively promote our products in existing markets in addition to penetrating new markets in the Asia Pacific region. As a result of these efforts, our company expects selling and marketing expenses to increase in the future.

General and administrative expenses increased 85% during the nine months ended December 31, 2005 to $1,054,508 from $569,448 for the nine months ended December 31, 2004. The increase was mainly due to increased salaries, rental fees, overseas travelling expenses, legal and professional fees incurred as a result of the expansion of our company’s operations during the period, including the acquisition of Tomi Fuji EMS. Our company expects these costs will increase in the future as our company’s operations continue to expand.

Interest expense decreased to $99,831 for the nine months ended December 31, 2005 as compared to $106,041 for the nine months ended December 31, 2004. The decrease reflects a reduction in interest-bearing debt which was paid down with proceeds from an interest-free loan provided by a director who is also the Chief Executive Officer of our company. The decrease in interest expenses was partially offset by interest rate increases in Hong Kong.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2005, our company had a net working capital deficit of $339,946 compared with a deficit of $1,904,887 as of March 31, 2005, representing a decrease in the deficit of $1,564,941. The cash and cash equivalents of our company increased to $63,153 as at December 31, 2005 as compared to $32,694 as of March 31, 2005. The decrease in the working capital deficit was mainly due to the cash proceeds received from the issuance of share capital and common stock warrants during the period. Our company has used the cash proceeds for partial repayment of our short-term borrowings and the loan from our director, for the purchase of inventories, and the payment of purchase deposits.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations. Our company has raised and received additional capital of $1,344,589 by allotting and issuing 896,393 common shares in the capital of our company at an issue price of $1.50 each by way of private placements during the nine months ended December 31, 2005.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $956,956 for the nine months ended December 31, 2005 as compared to $966,075 for the nine months ended December 31, 2004. The net cash used in operating activities was mainly for the paymet of inventories, prepaid expenses and other current assets.

Cash Flow Used in Investing Activities

Our company increased the cash used in investing activities to $65,590 during the nine months ended December 31, 2005 from $2,174 during the nine months ended December 31, 2004. The increase in investing activities was largely due to the purchase of office equipment and furnishings used in our new offices.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,053,005 for the nine months ended December 31, 2005 which represents an increase of $12,665 as compared to cash of $1,040,340 for the nine months ended December 31, 2004. Our company received gross proceeds from the issuance of share capital and common stock warrants of $1,344,589 through private placements of 896,393 shares of our common shares to twelve shareholders for the nine months ended December 31, 2005. Net advance from a director of $129,896 was also effected during the nine months ended December 31, 2005 while a net advance from a director of $1,650,666 was recorded in the corresponding period in 2004.

Capital Expenditures

As of December 31, 2005, our company did not have any material commitment for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $63,370. Our company’s principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square foot office space serves at the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. The monthly fixed rent is $4,694, plus a monthly service charge of $1,596. Our company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China.

The obligations of these leases are set out as follows:

	Obligations by Period

Contractual Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$90,244	$74,245	$15,999	-	-

Our company has entered into capital lease arrangements for leasing motor vehicles and equipment used in our operations. The lease terms are three to five years with an interest rate of 2.75% to 4.75% per annum fixed at the lease date and are secured by the lessor’s charge over the leased assets. The contractual obligations as of December 31, 2005 were:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$11,648	$9,674	$1,481	$493	$-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$11,648	$9,674	$1,481	$493	$-

(1)	Other than as disclosed in the off-balance sheet arrangements section, set out above, there have been no material changes to the contractual obligations of our company subsequent to December 31, 2005.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". Prospective investors should consider carefully the risk factors set out below.

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

This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, marketing campaigns, global expansion, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Further, to the extent our competitors are able to attract and retain customers based on the convenience of one-stop shopping or because of international operations or arrangements, our business and ability to grow could be adversely affected in a material manner. To be successful, we must establish and strengthen our brand awareness, effectively differentiate our product line from those of our competitors and build our international partnerships. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively.

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

Although we have not obtained patent protection for any of our products, we have sought to protect our proprietary technology through a combination of trademark and trade secret laws and other forms of intellectual property protection. We have filed patent applications in China, Hong Kong and the United States and have patents pending for the Eco-Pro Energy Saver product as an "energy saving device". There is no assurance that these patents will be granted.

We own trademark registrations for the name and logo for "Eco-Pro" in China, Hong Kong, Macau, Thailand and the European Community. There can be no assurance that our operations do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we, would, in such an event, not be prevented from using such company’s intellectual property rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our company may enter sales transaction denominated in Chinese Renminbi ("RMB"). The People’s Republic of China State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, RMB is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the People's Republic of China is obtained. Although the Chinese government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the "penny stock" rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: February 21, 2006