Form 10KSB
period 2006-03-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2006-07-14
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $1,521,232

10,281,359 common shares @ $1.10 (1) = $11,309,494

(1) Average of bid and ask prices on June 29, 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

33,612,642 common shares issued and outstanding as of June 29, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As a result of the acquisition, and as of January 13, 2005, the former shareholders of Tech Team held 13,000,000 shares of our company’ s common stock, which represented approximately 68.3% of the issued and outstanding shares of our company. As the former shareholders of Tech Team held 68.3% of our shares as of January 13, 2005, and because the business of Tech Team represented the only business operations of our company, the acquisition of Tech Team was deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company commenced filing quarterly and annual reports based on the March 31 fiscal year end of Tech Team. Such financial statements depict the operating results of Tech Team, including the acquisition of our company, from January 13, 2005.

Acquisition of Interest in Beijing Illumination (Hong Kong) Limited

Pursuant to the closing of a Sale and Purchase Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) among our company, Glory Goal Investments Limited and Ko Yin, our company acquired 26% of the shares of Beijing Illumination on February 27, 2006. As consideration for the 26% interest in Beijing Illumination, we issued 1,750,000 common shares of our company and paid HK$15,000,000 (approximately US$1,928,021) in cash to Glory Goal.

Pursuant to the closing of an Option Deed Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) and pursuant to the closing of a Supplemental Deed Agreement dated February 22, 2006, among our company, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited and Ko Yin, we acquired an additional 30.8% of the shares of Beijing Illumination on February 27, 2006 in exchange for the issuance of an aggregate 8,856,230 common shares of our company to Admire Fame, Gain Huge and Splendid Fortune.

Pursuant to the closing of a Purchase Agreement dated March 29, 2006 between our company and Aeneas Portfolio Company LP, we acquired an additional 5% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,250,000 common shares of our company to Aeneas Portfolio. We acquired an additional 15% of the shares of Beijing Illumination on June 29, 2006 pursuant to the closing of a subsequent Purchase Agreement dated April 3, 2006 between our company and Aeneas Portfolio. We issued 1,826,923 common shares of our company to Aeneas Portfolio in consideration for the acquisition of the additional 15% interest in Beijing Illumination.

In aggregate, we acquired 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination, in exchange for the issuance by our company of 13,683,153 shares of our common stock to shareholders of Beijing Illumination, and payment of HK$15,000,000 (approximately US$1,928,021) in cash to Glory Goal. As a result of these transactions, Beijing Illumination is now a majority-owned subsidiary of our company.

As a result of the acquisitions, and as of June 29, 2006, our company had 33,612,642 shares of common stock issued and outstanding. As of June 29, 2006, the former shareholders of Beijing Illumination owned 13,683,153 shares of our company’s common stock, representing approximately 40.7% of the issued and outstanding shares.

Formation of Lightscape Technologies (Macau) Limited

On February 6, 2006, we incorporated a joint venture company named Lightscape Technologies (Macau) Limited. Tech Team Investment Limited, our wholly-owned subsidiary, holds 50.4% of the issued and outstanding shares of Lightscape Technologies and Luminous LED Technologies Ltd., a Hong Kong based researcher, developer, manufacturer and distributor of advanced light emitting diode, or LED, lighting products and technologies holds the remaining 49.6% of the issued and outstanding shares of Lightscape Technologies.

Agreement to Acquire Interest in Lightscape Holding Ltd.

On March 30, 2006, Tech Team Investment, our wholly-owned subsidiary, entered into a Sale and Purchase Agreement with Yuen Yu Woo as vendor, and Michelle Siu Kwan Lam and Joseph Sui Kei Lam as guarantors. Pursuant to the terms and conditions of the Sale and Purchase Agreement, our company agreed to purchase six shares, or approximately 60%, of the issued and outstanding shares of Lightscape Holding from Yuen Yu Woo in consideration for the issuance of 3,000,000 common shares by our company to Ms. Woo. As of June 23, 2006, our company has not closed the transactions contemplated in the Sale and Purchase Agreement. Lightscape Holding holds all of the issued and outstanding shares of Luminous LED Technologies which, in turn, holds the minority interest in Lightscape Technologies, our joint venture company.

CURRENT BUSINESS

Following the close of the share exchange agreement with Tech Team in January 2005, our company commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary. Tech Team has developed a proprietary energy-saving technology which is sold under the Eco-Pro Energy Saver brand and includes five different products that utilize the Eco-Pro technology. Additionally, Tech Team distributes 16 externally-sourced energy-saving products and provides consulting and training services for purchasers of its products.

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

BUSINESS OF NEW SUBSIDIARIES AND JOINT VENTURES

Business of Beijing Illumination

Following the closing of the acquisition of interests in Beijing Illumination on February 27, 2006 and on June 29, 2006, our company expanded our business into the manufacturing and sale of lighting and speciality lighting source products. Currently, our company holds 76.8% of the issued and outstanding shares of Beijing Illumination, a Hong Kong company incorporated on October 11, 2002. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Ltd., manufactures and sells the following four main categories of High-Intensity Discharge, or HID, related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) automobile HID xenon lamps; and (4) special application HID lamps. Compared to conventional incandescent and fluorescent lamps, HID lamps produce a much larger quantity of light in a relatively small package. HID lamps generally offer superior efficiency, reliability and versatility with the additional benefit of low energy consumption in comparison with conventional incandescent or fluorescent lamps. HID lamps operate with ancillary ballasts and starting gears and have a wide scope of lighting applications including automobile headlights, street lighting, hydroponics, indoor and outdoor lighting of large buildings such as factories, warehouses and industrial plants, and creative color lighting for landmark structures such as hotels and bridges. Besides HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors.

Business of Lightscape Technologies

Following our company’s formation of the Lightscape Technologies joint venture on February 6, 2006, our company diversified into the design and production of special lighting effects business. Our company, through Tech Team Investment, our wholly-owned subsidiary, currently holds 50.4% of the issued and outstanding shares of Lightscape Technologies. Lightscape Technologies is a full service design and production company specializing in computer-aided interior set design and fabrication, lighting special effects, intelligent lighting, laser lighting and multimedia technologies. Lightscape Technologies provides innovative turnkey designs and solutions for target clients including casinos, trade shows, conventions, motion pictures and video productions, concerts and special events, as well as theaters, disco clubs and shopping malls.

MARKETS

Energy-Saving Products and Services

The market for our energy-saving products and services is primarily focused on medium-to-large-scale users of electrical energy across a wide range of sectors and industries. Industrial markets include manufacturing facilities, chemical plants, refineries, industrial parks and warehouses. Commercial markets include office buildings, hotels, shopping centers, racetracks, golf courses, casinos, stadiums, large restaurants, cinemas, theatres, theme parks, supermarkets and retail chains. Municipal markets include airports, train stations, subway stations, water treatment plants, police stations and street lighting. Institutional markets include hospitals, sanitariums and universities. Residential markets include large residential estates, condominium complexes and apartment buildings.

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

Lighting Products and Services

Metal halide lamps, which embrace white light and different color light, are mainly used in different outdoor lighting applications and lighting for factories, stadiums, shopping malls, supermarkets, roads, plazas as well as for night illumination in major cities.

High pressure sodium lamps, which embrace yellow light, are lighting products developed in the twentieth century that have features of long life-span, high luminosity and require more complicated manufacturing technology than incandescent lamps, halogen lamps and fluorescent lamps.

The markets for our HID lamp products include illumination project companies, luminary wholesalers, lighting source manufacturers, luminary manufacturers and end-users.

Ultra high-pressure mercury lamps can be used for almost all projection equipment with lighting sources operating on an alternate current voltage or on a direct current voltage. They are mainly used for digital liquid crystal projectors and rear screen projection televisions. The market for ultra high-pressure mercury lamp products include manufacturers of digital liquid crystal projector and rear screen projection televisions, as well as distributors and maintenance centres of projectors.

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

Sales Channels

Marketing, sales and distribution of our products are accomplished through the following three main channels:

•

Direct Marketing: We market and sell our products directly to customers and potential customers through an internal team of sales professionals. These personnel target large customers in Hong Kong, China and Macau. In the year ended March 31, 2006, approximately 50% of total sales revenue was derived from direct marketing efforts.

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

The distributorship agreements enable our company to access the distributor’s existing clientele and relationship network, which allows for market penetration with minimal overhead expenses. In the year ended March 31, 2006, approximately 50% of total sales revenue was derived from sales through distributorship agreements.

•

Partnerships and Joint Ventures: Our company seeks to enter into partnerships and joint venture agreements with facility developers, power authorities, banks, and other large companies in our current target market. Through such agreements, we intend to sell our products directly to our partners.

Sales Agreements

Our company utilizes the following three types of sales agreements: service contracts, direct sales contracts and trading contracts. For service contracts, the revenue from consulting services is recognized when the services have been provided and completed. This method is used to recognize revenue for service contracts because such services are provided within a short period of time and because our company’s obligations are met upon completion and fulfilment in accordance with the service contracts. Revenue from direct sales is obtained from sales of our hardware sales or sales-type leases. Such sales are recognized when the product is delivered and installed and all outstanding obligations of our company pursuant to the sales contract are completed. Revenue from trading contracts is also obtained from hardware sales but represents sales to our distributors and agents and is recognized when the product is delivered and title is transferred. In general, our company recognizes revenue when it is realized or realizable and earned. Our company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sale price is fixed or determinable, and collectively is reasonably assured.

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

Energy-Saving Products and Services

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

Lighting Products and Services

There are currently about 6 to 8 manufacturers of electric arc tubes of metal halide lamps and approximately 30 manufacturers of electric arc tubes of high-pressure sodium lamps in the People's Republic of China. Beijing Illumination is the first and only domestic manufacturer in the People's Republic of China equipped with the production facilities for ultra high pressure mercury lamps.

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

The principal components of our energy-saving products are magnetic steel coils, computer chips, circuit boards, transformers and miscellaneous electrical circuitry and components. The prices for these components are subject to market forces largely beyond our control. The prices for these components have varied significantly in the past and may vary significantly in the future.

Products Suppliers

Our company also sources finished goods from external vendors on a case by case basis. Excel Plus International Ltd., a non-affiliate of our company, supplied us with finished goods that accounted for more than 10% of the total goods purchased by our company during the years ended March 31, 2006 and March 31, 2005 respectively.

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

Domain Names

We own and operate the following duly registered internet domain names: www.gistt.com, www.techteam.com.hk. and www.ttzh.com. The information contained in our websites does not form part of this annual report. Our company does not make available, on or through our websites, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the Securities and Exchange Commission. However, a copy of our 2006 annual report on Form 10-KSB for the fiscal year ended March 31, 2006 and our quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2005, which have been filed with the Securities and Exchange Commission, including the financial statements, will be provided without charge to any shareholder or beneficial owner of our common stock upon written request to our Chief Executive Officer, Bondy Tan at Global Innovative Systems Inc., 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong.

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

Certifications

Our company, through our indirect wholly-owned subsidiaries Grandplex Development and Tech Team Development Limited, holds ISO 9001:2000 certification for the sales and maintenance service of electrical energy-saving equipment. This is an internationally-recognized standard denoting quality management systems. The ISO 9001:2000 re-certification audit was conducted in May 2006, and the certification was renewed to February 2008.

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

EMPLOYEES

As of March 31, 2006, Bondy Tan was the sole employee of Global Innovative Systems. Mr. Tan is the President and Chief Executive Officer of Global Innovative Systems.

As of March 31, 2006, Tech Team, our wholly-owned subsidiary, had 33 employees, of which 30 were full-time and 3 were part-time employees. Of these employees, 12 were managerial, administrative, finance and accounting staff, 10 were engineers and technicians engaged in engineering, consulting and training service, 9 were engaged in sales and marketing, and 2 were engaged in manufacturing and other operational activities.

As of March 31, 2006, Beijing Illumination, our majority-owned subsidiary, had 236 employees, of which 3 were senior management, 32 were managerial, administrative, finance and accounting staff, 5 were engineers and technicians engaged in research and development, 26 were engaged in sales and marketing , and 170 were engaged in manufacturing and other operational activities.

Of those employees, none are covered by collective bargaining agreements. We plan to hire a chief financial officer before the end of the second quarter of our 2007 fiscal year.

SUBSIDIARIES / CORPORATE JOINT VENTURE

The names of our wholly-owned and majority-owned subsidiaries / corporate joint venture, their dates of incorporation and the jurisdictions in which they are incorporated are as follows:

Name	Jurisdiction	Date Incorporated
Tech Team Holdings Limited	Territory of the Cayman Islands	February 15, 2002
Tech Team Investment Limited(1)	British Virgin Islands	March 24, 2000
Grandplex Development Limited(2)	Hong Kong	January 18, 1999
Tech Team Development Limited(2)	Hong Kong	October 22, 1999
Tech Team Engineering Limited(2)	Hong Kong	August 23, 2000
Tech Team (China) Limited(2)	British Virgin Islands	May 22, 2002
Tomi Fuji Energy Management Services Consultants Limited(2)	Hong Kong	March 10, 2004
Powerland Technology Limited(2)	British Virgin Islands	September 8, 2005
Tomi Fuji Energy Pte. Ltd.(3)	Singapore	December 17, 2004
Tech Team Development (Zhuhai) Limited(4)	The People’s Republic of China	August 23, 2002
Beijing Illumination (Hong Kong) Limited(5)	Hong Kong	October 11, 2002

Beijing Aihua New Enterprise Lighting Appliance Company Ltd.(6)	The People’s Republic of China	July 26, 1999
Lightscape Technologies (Macau) Limited(7)	Macau	February 6, 2006
(1)	Wholly-owned subsidiary of Tech Team Holdings Limited.
(2)	Wholly-owned subsidiary of Tech Team Investment Limited.
(3)	80% majority-owned subsidiary of Tomi Fuji Energy Management Services Consultants Limited.
(4)	Wholly-owned subsidiary of Tech Team (China) Limited.
(5)	56.8% majority-owned subsidiary of Powerland Technology Limited as of March 31, 2006.
(6)	Wholly-owned subsidiary of Beijing Illumination (Hong Kong) Limited.
(7)	50.4% owned corporate joint venture of Tech Team Investment Limited.

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

Currently, we derive a majority of our revenues from the sale of electrical energy-saving products. We have recently entered into the business of selling specialty lighting products from which we have generated modest revenue. Both the electrical energy-saving industry and the specialty lighting products and services industry are characterised by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new electrical energy-saving technology may reduce demand for our Eco-Pro Energy Saver brand. In addition, the rapid technological advancements in HID lighting products may render our current specialty lighting products obsolete. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

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

Our growth will depend, in large part, on the success of our international strategy. We have limited experience in marketing and selling our products outside of Hong Kong, China and Macau. We will depend on partnerships and/or joint ventures in international markets to help us build our international operations and sales. We depend upon each of our international partners to provide marketing and relationship building expertise, and a base of existing customers. If we are unable to develop and maintain these relationships, or to develop additional relationships in other countries, our ability to penetrate, and successfully compete in foreign markets would be materially affected in an adverse manner. To fully implement our international strategy, we will need to expand our current relationships with international partners. These partners may not agree to expand these relationships.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, one of which accounts for more than 10% of our purchases for the year ended March 31, 2006. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

Our growth could be impaired if we do not successfully handle certain risks associated with international business.

There are risks inherent in doing business in international markets, including:

- fluctuations in currency exchange rates;

- difficulties in staffing and managing foreign operations;

- changes in regulatory requirements, tariffs and other trade barriers;

- potential adverse tax consequences; and

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

Our business is currently focused on the sale of electrical energy-saving products and specialty lighting products in China. Accordingly, our business, results of operations and financial conditions are affected to a significant degree by any economic, political and legal developments in China.

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

Our company may enter sales transaction denominated in Chinese Renminbi. The People’s Republic of China State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the People’s Republic of China is obtained. Although the Chinese government regulations now allow greater convertibility of Renminbi for current account transactions, significant restrictions still remain.

The value of the Renminbi is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer peg its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of Renminbi as compared to United States dollars.

Our company has experienced minimal foreign exchange gains and losses to date due to the relative stability of the Renminbi. We do not know what affect, if any, the decoupling of the Renminbi from the United States dollar will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuation.

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

New or changing government policies or regulations related to the energy savings industry or the specialty lighting industry in our markets may have an adverse effect on our operations and may further require our company to modify our business plan.

Our management oversees trends in our market industries by accessing available market information, including updated governmental policies and regulations related to such industries from time to time. Both short and long-term changes in governmental policies or regulations affecting the energy savings industry may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

Risks Related to Our Industry

A drop in the retail price of electrical energy may have a negative effect on our business.

A customer’s decision to purchase our company’s energy saving products is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support a reasonable return on investment for our products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

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

Our principal office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises for the period from April 16, 2005, to April 15, 2007. The monthly fixed rent is $4,694, plus a monthly service charge of $1,596. Upon expiration of the lease, we intend to renew our lease, or move to a larger office space in Hong Kong if additional space is required.

Our company, through Tech Team Development (Zhuhai), also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 6,086 square feet space serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company, through our indirect wholly-owned subsidiary, Tech Team Development (Zhuhai), has leased the facility for the period from July 1, 2005 to June 30, 2007. The monthly fixed rent is $1,493, plus a monthly service charge of $208.

Our company, through Tech Team Development (Zhuhai), has leased staff quarters located at Room 209-210, 2nd Floor, Cui Wei Complex Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People's Republic of China, at a monthly cost of $105 for the period from August 6, 2005 to August 5, 2007.

Our company, through Beijing Illumination, has leased an office at Rooms 1108-9, 11th Floor, Tower II, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The 4,058 square feet office space serves as the base of operations for the corporate, accounting, sales and marketing functions of Beijing Illumination. The term of the lease is for the period from September 1, 2005 to August 31, 2006. The monthly fixed rent is $3,856, plus a monthly service charge of $1,565. Upon the expiration of the lease, we intend to renew our lease, or move to a larger office space in Hong Kong if additional space is required.

Our company, through Beijing Aihua, has leased a facility at 1st to 4th floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, the People’s Republic of China. The 34,183 square feet space serves as the base for manufacturing, research and development of lighting and speciality lighting source products, as well as sales and marketing activity within China. The term of the lease is for the period from 2004 to 2010. The monthly fixed rent is $8,033, plus a monthly service charge of $309.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of March 31, 2006. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Our stock is listed for quotation on the Over-the-Counter Bulletin Board under the trading symbol “GBSY”. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, Telephone: 702.361.3033, Facsimile: 702.433.1979. Our common shares initially began trading on the OTC Bulletin Board on April 17, 2001 under the trading symbol “GBIS”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended March 31, 2006 and the interim period ended June 30, 2006 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
June 30, 2006	$1.20	$0.70
March 31, 2006	0.85	0.40
December 31, 2005	0.80	0.35
September 30, 2005	1.50	0.65
June 30, 2005	2.65	1.25
March 31, 2005	2.47	1.00
December 31, 2004	1.75	0.90

September 30, 2004	0.98	0.90
June 30, 2004	1.07	0.98

On June 29, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.10.

As of June 29, 2006, there were 175 holders of record of our common stock. As of such date, 33,612,642 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended March 31, 2006 that were not otherwise disclosed in a quarterly report on Form 10-QSB or in a current report on Form 8-K.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report. Our company’s audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

SELECTED FINANCIAL DATA

Five Years Consolidated Balance Sheets

	March 31,
	2006	2005	2004	2003	2002

Total current assets	7,294,429	2,484,694	677,568	799,199	1,364,614
Total non current assets	14,603,890	5,305,976	1,324,525	1,212,867	778,624
Total current liabilities	(10,305,927)	(4,389,581)	(3,235,769)	(1,414,630)	(1,125,474)
Total non-current liabilities	(1,851)	(2,468)	(60,462)	(720,997)	(173,653)
Minority interest	(2,633,652)	(364)	-	-	-
Total shareholders' equity/(deficit)	8,956,889	3,398,257	(1,294,138)	(123,561)	844,111

Five Years Consolidated Statements Of Operations

	Year ended March 31,
	2006	2005	2004	2003	2002
Total net revenues	1,521,232	2,603,865	392,092	274,544	895,990
Total cost of revenues	(1,144,608)	(1,035,939)	(272,902)	(143,424)	(412,370)
Management fee income from a related company	-	-	-	61,697	-
Amortization of intangible assets	(528,923)	(125,874)	-	-	-
Impairment loss on intangible assets	(1,928,021)	-	-	-	-
Selling and marketing expenses	(659,901)	(576,268)	(150,193)	(171,766)	(92,772)
General and administrative expenses	(1,769,430)	(1,140,670)	(957,472)	(827,831)	(255,825)
Research and development expenses	-	-	-	(20,112)	-
(Loss)/Profit from operations	(4,509,651)	(274,886)	(988,475)	(826,892)	135,023
Interest expense	(141,363)	(136,088)	(195,274)	(98,906)	(44,252)
Interest income	17,843	14,420	2,931	1,641	-
Gain on disposal of investments	-	-	11,253	4,773	-
Unrealized holding loss on other investments	-	-	-	-	(16,992)
Gain on dilution of interest in a subsidiary	-	-	-	2,851	-
Other income	898,959	2,818	8,385	8,350	17,241
Equity share of the result of Joint Venture	(780)	-	-	-	-
(Loss)/Profit before income tax	(3,734,992)	(393,736)	(1,161,180)	(908,183)	91,020
Income tax	(45,508)	(136,246)	-	18,236	(21,143)
Minority interests	59,361	-	5,457	16,650	-
Net (loss)/profit	(3,721,139)	(529,982)	(1,155,723)	(873,297)	69,877

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

As a result of the acquisition on January 13, 2005, the former shareholders of Tech Team owned 13,000,000 shares of our company’s common stock, which represented approximately 68.3% of the issued and outstanding shares of our company. As the former shareholders of Tech Team held 68.3% of our shares as of the acquisition date, and because the business of Tech Team represented the only business operations of our company, the acquisition of Tech Team was deemed to be a reverse acquisition for accounting purposes. Starting with the periodic report for the quarter in which the acquisition was consummated, our company commenced filing quarterly and annual reports based on the March 31 fiscal year end of Tech Team. Such financial statements depict the operating results of Tech Team, including the acquisition of our company, from January 13, 2005.

BUSINESS OF TECH TEAM

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting. In addition, Tech Team distributes complementary energy-efficiency products which can be integrated with the Eco-Pro Energy Saver system. Tech Team also provides consulting and customer training services which enables Tech Team to offer comprehensive energy management solutions to prospective clients. Following the acquisition of a majority interest in Beijing Illumination and the formation of a joint venture involving Lightscape Technologies, our company commenced the business of offering speciality lighting products and services.

RECENT DEVELOPMENTS

Beijing Illumination

As a result of the closing of several agreements described on page 3 under the heading “Acquisition of Interest in Beijing Illumination (Hong Kong) Limited,” we acquired 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination. As a result, Beijing Illumination is now a majority-owned subsidiary of our company. Following the acquisition of a majority interest in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and speciality lighting source products. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua, manufactures and sells the following four main categories of HID related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) automobile HID xenon lamps; and (4) special application HID lamps. Besides HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors.

Lightscape Technologies

On February 6, 2006, we incorporated a joint venture company named Lightscape Technologies (Macau) Limited. Tech Team Investment Limited, our wholly-owned subsidiary, holds 50.4% of the issued and outstanding shares of Lightscape Technologies and Luminous LED Technologies Ltd., a Hong Kong based researcher, developer, manufacturer and distributor of advanced LED lighting products and technologies holds the remaining 49.6% of the issued and outstanding shares of Lightscape Technologies. Lightscape Technologies is a full service design and production company specializing in computer-aided interior set design and fabrication, lighting special effects, intelligent lighting, laser lighting and multimedia technologies. Lightscape Technologies provides innovative turnkey designs and solutions for target clients including casinos, trade shows, conventions, motion pictures and video productions, concerts and special events, as well as theaters, disco clubs and shopping malls.

Lightscape Holding

On March 30, 2006, Tech Team Investment, our wholly-owned subsidiary, entered into a Sale and Purchase Agreement with Yuen Yu Woo as vendor, and Michelle Siu Kwan Lam and Joseph Sui Kei Lam as guarantors. Pursuant to the terms and conditions of the Sale and Purchase Agreement, our company agreed to purchase six shares, or approximately 60%, of the issued and outstanding shares of Lightscape Holding from Yuen Yu Woo in consideration for the issuance of 3,000,000 common shares by our company to Ms. Woo. As of June 29, 2006, our company has not closed the transactions contemplated in the Sale and Purchase Agreement. Lightscape Holding holds all of the issued and outstanding shares of Luminous LED Technologies which, in turn, holds the minority interest in Lightscape Technologies, our joint venture company.

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

The trends, events, and uncertainties set out in the remainder of this section have been identified by our company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Following the acquisition of Beijing Illumination and formation of the Lightscape Technologies (Macau) joint venture, our company diversified our business into the lighting and LED markets. The future performance of this business may materially affect the future performance of our company.

Summary of Key Results

Total net revenue for the year ended March 31, 2006 was $1,521,232, which represents a 42% decrease from the total net revenue of $2,603,865 for the year ended March 31, 2005.

Operating expenses, including selling and marketing expenses and general and administrative expenses, for the year ended March 31, 2006 were $2,429,331, which represents a 41% increase in operating expenses of $1,716,938 for the year ended March 31, 2005.

Our company incurred amortization of intangible asset expense of $528,923 during the year ended March 31, 2006 as compared to $125,874 during the year ended March 31, 2005. Amortization expense included the amortization of intangible assets acquired through the acquisition of Tomi Fuji Energy Management Services Consultants in January 2005. These intangible assets consisted of a trademark, a customer base and an order backlog. Amortization expense of these assets for the year ended March 31, 2006 was $495,270 as compared to $125,874 for the year ended March 31, 2005. Amortization expense also included the amortization of intangible assets acquired through the acquisition of Beijing Illumination in February 2006. These intangible assets consisted of completed technology for the production of Aihua Ultra-High Pressure Mercury lamps, commonly referred to as AHP lamps, as well as HID lamps, trademarks, a customer list and a distributor list. Amortization expense of these assets for the year ended March 31, 2006 was $33,653.

Our company incurred impairment loss in value of the intangible assets of $1,928,021 during the year ended March 31, 2006 in relation to intangible assets acquired through the acquisition of Tomi Fuji Energy Management Services Consultants.

Interest expense for the year ended March 31, 2006 was $141,363, which represents a 4% increase from $136,088 for the year ended March 31, 2005.

Results of Operations – Fiscal Year Ended March 31, 2006

Our company’s loss before taxes and minority interest for the year ended March 31, 2006 was $3,734,992, as compared to a loss before taxes and minority interest of $393,736 for the year ended March 31, 2005. The loss was mainly attributable to the unsatisfactory performance of Tomi Fuji Energy Management Services Consultants. Our Company incurred amortization of intangible assets expenses of $495,270 and suffered impairment loss in value of $1,928,021 in relation to intangible assets acquired through the acquisition of Tomi Fuji Energy Management Services Consultants in January 2005.

Revenues and Cost of Revenues

Total net revenues for the year ended March 31, 2006 was $1,521,232, which represents a 42% decrease from the total net revenue of $2,603,865 for the year ended March 31, 2005. The decrease in net revenues was primarily attributable to the decreased sale of energy saving products.

Specifically, sales of energy saving products related to energy-saving systems for the year ended March 31, 2006 decreased to $1,355,942, which represents a decrease of $1,041,774 or 43% from the year ended March 31, 2005. The higher revenue for the year ended March 31, 2005 was due to a large sale contract of $1,546,683 earned by Tomi Fuji Energy Management Services. For the year ended March 31, 2006, a sale contract of similar size was absent, leading to the decrease in revenue as compared with the year ended March 31, 2005. Sales of lighting source products earned by our newly acquired subsidiary, Beijing Illumination, represented 6% of our company’s total revenue for the year ended March 31, 2006.

Cost of revenues for the year ended March 31, 2006 was $1,144,608, which represents an increase of $108,669 as compared with cost of revenues of $1,035,939 for the year ended March 31, 2005. Cost of revenues for the year ended March 31, 2006 was 75% of total revenues compared with 40% of total revenues for the year ended March 31, 2005. The increase in our cost of revenues as a percentage of revenues was due to the absence of long term contracts during the year ended March 31, 2006. Such long term contracts typically generate higher profit margins.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the year ended March 31, 2006 was $528,923 as compared to $125,874 for the year ended March 31, 2005.

Operating Expenses

Operating expenses for the year ended March 31, 2006 were $2,429,331, which represents a 41% increase in operating expenses of $1,716,938 for the year ended March 31, 2005. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the year ended March 31, 2006 increased approximately 15% to $659,901 from $576,268 for the year ended March 31, 2005. The increase reflects increased costs as a result of the salaries of sales personnel of Tomi Fuji Energy Management Services and increased advertising expenses associated with marketing campaigns and promotional activities during the period. This increase was partially offset by a decrease in commission expenses payable to agents for the year ended March 31, 2006. Our company intends to continue to actively promote our products in existing markets in addition to penetrating new markets in the Asia Pacific region. As a result of these efforts, our company expects selling and marketing expenses to increase in the future.

During the years ended March 31, 2006 and 2005, our company expanded our distribution network through a joint venture and through strategic alliances which allowed our company to leverage external resources and market expansion while minimizing overhead and avoiding the expenses of new facilities and sales staff. Management intends to continue to expand through distribution agreements and strategic alliances, and does not intend to expand in new markets through the establishment of new company owned facilities.

General and administrative expenses increased 55% during the year ended March 31, 2006 to $1,769,430 from $1,140,670 for the year ended March 31, 2005. The increase was mainly due to increased salaries, rental fees, legal and professional fees incurred as a result of the expansion of our company’s operations, including the acquisition of Beijing Illumination. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense increased to $141,363 for the year ended March 31, 2006 as compared to $136,088 for the year ended March 31, 2005. The increase of 4%, or $5,275, reflects interest rate increases in Hong Kong.

Other Income

Other income for the year ended March 31, 2006 was $898,959 as compared to $2,818 for the year ended March 31, 2005. The increase was attributable to a recovery of other receivables previously written off by Beijing Illumination and assignment income of $800,000 earned from the assignment of an energy saving consultancy project by Tomi Fuji Energy Management Services to a third party during the year ended March 31, 2006.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of March 31, 2006, our company had a net working capital deficit of $3,011,498 compared with a deficit of $1,904,887 as of the same date in 2005, which represents an increase in the deficit of approximately $1,106,611. The cash and cash equivalents of our company increased to $158,832 as at March 31, 2006 as compared to $32,694 as of March 31, 2005. As of March 31, 2006, our company had total credit facilities of $2,037,662 and had utilized $2,045,803 on the same date. The over-utilized amount of $8,141 represented bank overdraft interest and our company had repaid the overdraft principle amount together with the accrued interest of total $411,311 in May 2006 already.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations. Our company has raised and received additional capital of $1,344,589 by allotting and issuing 896,393 common shares in the capital of our company at an issue price of $1.50 each by way of private placements during the year ended March 31, 2006.

Management believes that our company’s cash and cash equivalents, cash provided by operating activities, if any, and our unused credit facilities will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of equity securities. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,473,721 for the year ended March 31, 2006 as compared to $1,335,203 for the year ended March 31, 2005. The net cash used in operating activities was mainly for the payment of inventories, prepaid expenses and other current assets.

Cash Flow Used in Investing Activities

Our company increased the cash used in investing activities to $26,971 during the year ending March 31, 2006 from $9,467 during the year ended March 31, 2005. The increase in investing activities was largely due to the purchase of equipment. Net cash inflow from the acquisition of a subsidiary was offset by the net repayment to a shareholder.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,631,772 for the year ended March 31, 2006, which represents an increase of $257,486 as compared to cash of $1,374,286 for the year ended March 31, 2005. Our company received net proceeds from the issuance of share capital and common stock warrants of $1,320,829 through private placements of 896,393 shares of our common shares to twelve shareholders for the year ended March 31, 2006. Net advance from a director of $237,257 was recorded during the year ended March 31, 2006 as compared to $2,068,379 in the corresponding period in 2005.

Capital Expenditures

Our company incurred capital expenditures of $38,110 during the year ended March 31, 2006 and $2,536 for the year ended March 31, 2005. The increase in capital expenditures in fiscal 2006 was mainly attributable to the purchase of office equipment and a motor vehicle. As of March 31, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $127,461. Our company’s principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. The monthly fixed rent is $4,694 plus a monthly service charge of $1,596. Our company also leases an office at Rooms 1108-9, 11th Floor, Tower II, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The 4,058 square feet office space serves as the base of the corporate, accounting, sales and marketing functions of Beijing Illumination. Our company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our Company also leases a facility at 1st to 4th floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, the People’s Republic of China. It serves as the base for manufacturing, research and development of the lighting and speciality lighting source products, as well as sales and marketing activity within China. The obligations of these leases are set out as follows:

	Obligations by Period

Contractual Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$511,343	$201,810	$200,831	168,702	-

Our company has entered into a capital lease arrangement for leasing equipment used in our operations. The contractual obligations as of March 31, 2006 were:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$2,591	$740	$1,481	$370	$-
Total Contractual Obligations	$2,591	$740	$1,481	$370	$-

(1) Other than as disclosed in the off-balance sheet arrangements section, set out above, there have been no material changes to the contractual obligations of our company subsequent to March 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated July 14, 2006;

Report of Independent Registered Public Accounting Firm, dated July 15, 2005;

Consolidated balance sheets as of March 31, 2006 and 2005;

Consolidated statements of operations for the years ended March 31, 2006 and 2005;

Consolidated statements of shareholders’ equity and comprehensive loss for the years ended March 31, 2006 and 2005;

Consolidated statements of cash flows for the years ended March 31, 2006 and 2005; and

Notes to Consolidated Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2006 and 2005

(Stated in U.S. Dollars)

and

Report of Independent Registered Public Accounting Firm

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS	PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	35

CONSOLIDATED BALANCE SHEETS	37 - 38

CONSOLIDATED STATEMENTS OF OPERATIONS	39

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	40

AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CASH FLOWS	41 - 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	43 - 65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of

Global Innovative Systems Inc.

We have audited the accompanying consolidated balance sheet of Global Innovative Systems Inc. as of March 31, 2006 and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Innovative Systems Inc. as of March 31, 2006 and the results of its consolidated operations and cash flows for the year ended March 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ BDO McCabe Lo Limited

BDO McCabe Lo Limited

Hong Kong, July 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

GLOBAL INNOVATIVE SYSTEMS, INC.

We have audited the accompanying consolidated balance sheet of Global Innovative Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2005 and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the year ended (except for the revisions made in connection with the Company change to the United States dollar as its reporting currency). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005, and the result of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte Touche Tohmatsu

Deloitte Touche Tohmatsu

Hong Kong

July 15, 2005

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS Expressed in US dollars

	March 31,	March 31,
	2006	2005
	$	$
ASSETS
Current assets:
Cash and cash equivalents	158,832	32,694
Restricted deposits	224,092	220,253
Other investments	31,516	-
Trade receivables, net of allowance for doubtful accounts	1,312,775	1,819,808
of $210,096 on March 31, 2006 and nil on March 31, 2005
Net investment in sales-type leases	174,828	148,478
Prepaid expenses and other current assets	1,314,014	153,956
Amount due from a shareholder	160,243	-
Amounts due from related companies	385,527	15,501
Inventories	3,532,602	94,004

Total current assets	7,294,429	2,484,694

Intangible assets	3,669,275	3,750,476
Goodwill	4,086,888	-
Investment in corporate joint venture	839	-
Investments – restricted	679,396	670,184
Equipment, net	3,714,367	332,798
Construction in progress	1,937,360	-
Net investment in sales-type leases	515,765	552,518

	14,603,890	5,305,976

TOTAL ASSETS	21,898,319	7,790,670

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	2,077,878	1,323,086
Current portion of long-term debts	-	119,551
Trade payables	2,093,053	826,187
Amounts due to a director	3,375,283	1,210,006
Amounts due to directors of a subsidiary	1,028,178	-
Amount due to a minority shareholder of a subsidiary	517,962	-
Amounts due to shareholders	64,420	167,850
Amount due to a related company	26,992	-
Accrued expenses and other current liabilities	943,522	545,456
Current portion of obligations under capital leases	740	61,199
Income tax payable	177,899	136,246

Total current liabilities	10,305,927	4,389,581

Non-current liabilities:
Obligations under capital leases	1,851	2,468

Total non-current liabilities	1,851	2,468

Total liabilities	10,307,778	4,392,049
Minority interest	2,633,652	364

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS (continued) Expressed in US dollars

	March 31,	March 31,
	2006	2005
	$	$
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
30,535,719 common shares at March 31, 2006 and
19,033,096 common shares at March 31, 2005	30,535	19,033
Common stock warrants	573,692	-
Additional paid-in capital	14,667,387	5,977,080
Accumulated other comprehensive loss	(40,339)	(44,609)
Accumulated deficit	(6,274,386)	(2,553,247)

Total shareholders' equity	8,956,889	3,398,257

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	21,898,319	7,790,670

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS Expressed in US dollars

	Twelve Months Ended March 31,
	2006	2005
	$	$
Revenues:
Sale of energy saving products	1,355,942	2,397,716
Sale of lighting source products	97,616	-
Rental income	3,856	3,856
Commission and service income	45,795	191,951
Sales-type lease income	18,023	10,342

Total net revenues	1,521,232	2,603,865

Cost of revenues:
Sale of energy saving products	1,049,867	1,021,255
Sale of lighting source products	90,334	-
Rental income	1,895	1,895
Commission and service income	2,512	12,789
Total cost of revenues	1,144,608	1,035,939

Gross profit	376,624	1,567,926

Amortization of intangible assets	(528,923)	(125,874)
Impairment loss on intangible assets	(1,928,021)	-
Selling and marketing expenses	(659,901)	(576,268)
General and administrative expenses	(1,769,430)	(1,140,670)

Loss from operations	(4,509,651)	(274,886)
Interest expense	(141,363)	(136,088)
Interest income	17,843	14,420
Other income	898,959	2,818
Equity share of the result of joint venture	(780)	-

Loss before income tax and minority interests	(3,734,992)	(393,736)
Income tax	(45,508)	(136,246)

Net loss	(3,780,500)	(529,982)
Minority interests	59,361	-

Net loss attributable to shareholders of the Company	(3,721,139)	(529,982)

Basic and diluted loss per share	(0.18)	(0.05)

Weighted average number of common
shares outstanding, basic and diluted	20,742,409	11,308,256

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS Expressed in US dollars

					Accumulated other comprehensive income (loss)
	Common Shares Number Amount		Common Stock Warrants	Additional Paid-In Capital	Unrealized Loss on Investments	Foreign Currency Translation Adjustment	Accumulated Deficit	Total Shareholders' Equity (Deficit)	Total Comprehensive Loss

Balance at April 1, 2004	7,291,462	7,292	-	739,899	(19,263)	1,200	(2,023,265)	(1,294,137)
Issuance of shares for amount due to a director	2,583,626	2,583	-	1,411,298	-	-	-	1,413,881	-
Issue of shares for the acquisition of subsidiaries	3,124,912	3,125	-	3,871,532	-	-	-	3,874,657	-
Share of stock held by Global Innovative Systems Inc.'s shareholders	6,033,096	6,033	-	-	-	-	-	6,033	-
Recapitalization in connection with the Share Exchange Transaction	-	-	-	(45,649)	-	-	-	(45,649)	-
Net loss	-	-	-	-	-	-	(529,982)	(529,982)	(529,982)
Other comprehensive loss: Unrealized loss on investments	-	-	-	-	(26,546)	-	-	(26,546)	(26,546)
Balance at March 31, 2005	19,033,096	19,033	-	5,977,080	(45,809)	1,200	(2,553,247)	3,398,257	(556,528)
Issuance of shares in private placements	896,393	896	-	1,319,933	-	-	-	1,320,829	-
Issuance of shares for the acquisition of a subsidiary	10,606,230	10,606	-	7,944,066	-	-	-	7,954,672	-
Common stock warrants	-	-	573,692	(573,692)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(4,942)	-	(4,942)	(4,942)
Net loss	-	-	-	-	-	-	(3,721,139)	(3,721,139)	(3,721,139)
Other comprehensive gain: Unrealized gain on investments	-	-	-	-	9,212	-	-	9,212	9,212

Balance at March 31, 2006	30,535,719	30,535	573,692	14,667,387	(36,597)	(3,742)	(6,274,386)	8,956,889	(3,716,869)

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS Expressed in US dollars

	Twelve Months Ended March 31,
	2006	2005
	$	$
Cash flows from operating activities:
Net loss	(3,780,500)	(529,982)
Adjustment to reconcile net (loss) to
net cash used in operating activities:
Amortization of intangible assets	528,923	125,874
Impairment loss on intangible assets	1,928,021	-
Depreciation expense	83,908	81,705
Tax paid	(3,855)	-
Equity share of the result of corporate joint venture	780	-
Write-off of equipment	5,227	-
Write-off of bad debts	166,597	7,044
Write-off of inventories	-	23,679
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	1,897,871	(1,794,336)
Net investment in sales-type leases	10,403	(658,750)
Prepaid expenses and other current assets	(928,576)	(9,834)
Inventories	(1,437,734)	(12,955)
Trade payables	215,594	826,187
Amount due from minority shareholder	-	185,703
Amount due from a related company	(385,527)	-
Accrued expenses and other current liabilities	179,639	284,216
Income tax payable	45,508	136,246

Net cash used in operating activities	(1,473,721)	(1,335,203)

Cash flows from investing activities:
Purchase of equipment	(38,110)	(2,536)
Increase in construction in progress	(335)	-
Advance to related companies	-	(8,980)
Cash paid for acquisition of a joint venture	(1,620)	-
Net cash inflow from acquisition of subsidiaries	280,606	2,007
Advance from a shareholder	64,420	-
Repayment to shareholders	(328,093)	-
Net cash inflow from share exchange transaction	-	94
Increase in restricted deposits	(3,839)	(52)

Cash used in investing activities	(26,971)	(9,467)

GLOBAL INNOVATIVE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Expressed in US dollars

	Twelve Months Ended March 31,
	2006	2005
	$	$
Cash flows from financing activities:
Proceeds from short-term borrowings and short-term debts	427,409	-
Repayment of short-term borrowings and long-term debts	(348,326)	(620,215)
Repayment of capital lease obligations	(61,076)	(73,878)
Net proceeds from issuance of share capital and common stock warrants	1,320,829	-
Advances from directors of a subsidiary	55,679	-
Advance from a director	1,761,425	3,228,462
Repayment to a director	(1,524,168)	(1,160,083)

Net cash provided by financing activities	1,631,772	1,374,286

Effect of foreign exchange rates change	(4,942)	-
Net increase in cash and cash equivalents	126,138	29,616
Cash and cash equivalents at beginning of the year	32,694	3,078

Cash and cash equivalents at end of the year	158,832	32,694

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	136,695	128,523
Interest on capital lease obligations	4,668	7,565

Supplemental schedules of non-cash investing and financing activities
Capital lease obligations incurred	-	3,393
Amount due to a director capitalized	-	1,413,882
Sales of certain receivables to a director in settlement for directors’ loan	-	326,492
Reclassification of inventories to equipment	-	34,537
Cash consideration on acquisition of a subsidiary	1,928,021	-
Payment of cash consideration on acquisition of a subsidiary by a director	(1,928,021)	-

See notes to consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2006

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Global Innovative Systems Inc., (the "Parent") and its subsidiaries (collectively referred to as the "Company") is principally engaged as a developer, manufacturer and integrator of energy saving products and technologies and the provision of consulting and customer training services. In addition, the Company engaged in the manufacture and distribution of lighting source products as well as the provision of LED lighting effect services following the acquisition of Beijing Illumination (Hong Kong) Limited and the formation of the Lightscape Technologies (Macau) Ltd. joint venture.

The principal subsidiaries / corporate joint ventures of the Company as of March 31, 2006 include the following:

	Date of	Place of	Percentage of
Name of subsidiary / corporate joint venture	incorporation	incorporation	effective ownership

Tech Team Holdings Limited (“TTHL”)	February 15, 2002	The Cayman Islands	100

Tech Team Investment Limited (“TTIL”)	March 24, 2000	The British Virgin	100
		Islands

Tech Team Development (Zhuhai) Limited	August 23, 2002	The People's Republic	100
(“TT (Zhuhai)”)		of China

Tech Team Development Limited (“TTDL”)	October 22, 1999	Hong Kong	100

Tech Team Engineering Limited (“TTEL”)	August 23, 2000	Hong Kong	100

Grandplex Development Limited (“GDL”)	January 18, 1999	Hong Kong	100

Tech Team China Limited (“TTCL”)	May 22, 2002	The British Virgin Island	100

Tomi Fuji Energy Management	March 10, 2004	Hong Kong	100
Services Consultants Limited (“TFEMS”)

Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”)	October 11, 2002	Hong Kong	56.8

Beijing Aihua New Enterprise Lighting	July 26, 1999	The People's Republic	56.8
Appliance Company Limited (“Beijing Aihua”)		of China

Tomi Fuji Energy Pte. Limited (“TFEPL”)	December 17, 2004	Singapore	80

Powerland Technology Limited (“PTL”)	September 8, 2005	The British Virgin Island	100

Lightscape Technologies (Macau) Limited (“Lightscape Macau”)	February 6, 2006	Macau	50.4

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has a net working capital deficit of $3,011,498 as of March 31, 2006 and used cash in its operations of $1,473,721 during the year ended March 31, 2006. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. ACQUISITIONS OF BUSINESS

Acquisition of Interest in TFEMS

In October 2004, TTIL entered into an agreement with Tomi Fuji Corporation Limited TFCL), a third party, to acquire its 100% interest in TFEMS, a non-operating shell company which holds certain intangible assets. The Company intends to utilize TFEMS to engage in the trading of energy savers. The consideration for this acquisition was satisfied by the issuance of 4,284 new ordinary shares of TTIL to TFCL on October 4, 2004, as agreed pursuant to an arm’s length negotiation.

On the same date, TTHL entered into another agreement with TFCL to issue 3,124,912 new shares of its common stock of USD0.001 each to TFCL in exchange for its entire interest in TTIL arising from the aforesaid transaction. This share exchange was completed on the same date. The common stock issued in exchange was valued at $3,874,657 based on the fair value of the net assets of TFEMS determined with the assistance of an independent appraiser.

The acquisition was recorded using the purchase method of accounting and was completed in early January 2005. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

	$	Amortization period
Net tangible liabilities assumed	(1,693)	N/A

Intangible assets:
Trademark	1,404,113	N/A
Customer lists and relationships	2,468,124	5 years
Unfulfilled purchase orders	4,113	5 months

Total	3,874,657

Acquisition of Interest in Beijing Illumination

Pursuant to a Sale and Purchase Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) by and among the Company, Glory Goal Investments Limited (Glory Goal”) and Ko Yin, the Company acquired 26.0% of the shares of Beijing Illumination on February 27, 2006. As consideration for the 26.0% interest in Beijing Illumination, the Company issued to Glory Goal 1,750,000 common shares of the Company and paid to Glory Goal $1,928,021 (approximately HK$15,000,000) in cash.

Pursuant to an Option Deed Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) and pursuant to a Supplemental Deed Agreement dated February 22, 2006, both by and among the Company, Admire Fame Investments Limited (“Admire Fame”), Gain Huge Investments Limited (“Gain Huge”), Splendid Fortune Investments Limited (Splendid Fortune”) and Ko Yin, the Company acquired an additional 30.8% of the shares of Beijing Illumination on February 27, 2006 in exchange for the issuance of an aggregate 8,856,230 common shares of the Company to Admire Fame, Gain Huge and Splendid Fortune.

Following the closing of the acquisition of interests in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and speciality lighting source products.

Twelve months Ended March 31, 2006 $

Shares allotted (based on market value on February 27, 2006)	7,954,672
Cash consideration	1,928,021
Professional fees paid on acquisition	120,272
Total consideration	10,002,965

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price:

Net assets in Beijing Illumination at date of acquisition:

Other investment	31,516
Property, plant and equipment	3,432,595
Construction in progress	1,937,025
Inventories	2,000,863
Trade receivables	1,477,667
Prepayment and other receivables	288,193
Tax recoverable	7,555
Bank balances and cash	280,606
Trade payables	(1,051,271)
Accrued expenses and other payables	(125,146)
Loan from a shareholder	(517,962)
Loan from directors	(972,499)
Short-term bank loans	(556,160)
Minority shareholders’ interests	(2,692,648)

Net assets	3,540,334

Intangible assets:
• Completed technology – AHP	878,137
- Completed technology – HID	917,780
- Trademark	409,062
- Customer lists and relationships	34,167
- Distributor list	136,597
Total intangible assets	2,375,743
Goodwill	4,086,888
Total consideration	10,002,965

The following table sets forth the unaudited pro forma results of operations of the Company as if the acquisition had occurred at the beginning of the fiscal year. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that not be obtained in the future.

Unaudited Pro Forma Results

Twelve months ended March 31, 2006 $
Revenue	6,712,976
Net loss attributable to shareholders of the Company	(3,367,529)

Acquisition of Interest in Lightscape Holding Ltd.

On March 30, 2006, TTIL, our wholly-owned subsidiary, entered into a Sale and Purchase Agreement with Yuen Yu Woo as vendor, and Michelle Siu Kwan Lam and Joseph Sui Kei Lam as guarantors. Pursuant to the terms and conditions of the Sale and Purchase Agreement, the Company agreed to purchase six shares, or approximately 60%, of the issued and outstanding shares of Lightscape Holding Ltd. from Yuen Yu Woo in consideration for the issuance of 3,000,000 common shares by the Company to Ms. Woo. As at the balance sheet date, the Company has not closed the transactions contemplated in the Sale and Purchase Agreement. Lightscape Holding Ltd. holds all of the issued and outstanding shares of Luminous LED Technologies Limited which, in turn, holds the minority interest in Lightscape Macau, our joint venture company.

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

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

Investment in Corporate Joint Venture

Corporate joint venture refers to a corporation owned and operated by a small group of businesses as a separate and specific business or project for the mutual benefit of the members of the group. The purpose of a corporate joint venture frequently is to share risks and rewards in developing a new market, product or technology; to combine complementary technological knowledge ; or to pool resources in developing production or other facilities. The Company accounts for its investment in corporate joint venture using the equity method of accounting.

Investments - Restricted

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

Other Investment

Other investment is stated at cost less accumulated impairment loss. It represents the investment in Xianghe Aihua New Enterprise Lighting Equipment Company Ltd. (“Xianghe Aihua”), an indirect 51% owned subsidiary of Beijing illumination which is, in turn, an indirect 56.8% owned subsidiary of the Company. The control of Xianghe Aihua does not reside with the Company and the Company does not have significant influence on it. The Company is unable to obtain any updated financial statements of Xianghe Aihua. As a consequence, the results of Xianghe Aihua were not included in the consolidated financial statements of the Company.

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

Goodwill

The Company accounted for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss.

Intangible Assets

The Company acquired certain intangible assets through the acquisition of TFEMS in January 2005. These intangible assets are comprised of trademark, customer lists and relationships, and unfulfilled purchase orders. The Company also acquired certain intangible assets through the acquisition of Beijing Illumination in February 2006. These intangible assets consisted of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and HID lamps, trademark, a customer base and a distributor base. The acquired trademarks were determined to have an indefinite useful life which are not subject to amortization, unless and until their useful life are determined no longer to be indefinite.

The Company tests for impairment of trademarks annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The completed technologies for the production of AHP and HID, distributor base, customer lists and relationships and unfulfilled purchase orders are subject to amortization over their respective economic useful life and reviewed for impairment if the carrying amount of these intangible assets are not recoverable and their carrying amount exceeds their fair market value. After an impairment loss is recognized, the adjusted carrying amount of the intangible assets shall be their new accounting basis.

The estimation of the useful life of the trademarks, completed technologies for the production of AHP and HID, distributor base, customer lists and relationships will be affected by factors such as change in demand, unanticipated competition and other economic factors including stability of industry, change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment and changes in distribution channels and business climate. If impairment loss is recognized, the results of operations and the financial condition of the Company will be adversely affected.

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

Equipment and Construction in Progress

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 - 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years
Factory machinery and equipment	10 – 16 years

Energy savers are electronic devices sold by the Company that assist in regulating the consumption of electricity by certain equipment thereby resulting in energy savings. The Company retains a number of these devices as demonstration units for marketing and promotion purposes.

Construction in progress is stated at cost which comprises all direct costs incurred in relation to their construction.

The cost of construction in progress will not be amortized until they are put into use and are transferred to a specific category of plant and equipment when the construction is completed.

Expenditures for repairs, maintenance and minor renewals and betterments are expensed.

Net Investment in Sales – Type Leases

At the time a sales – type lease is consummated, the Company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in the Company's consolidated statements of operations. The Company reviews minimum lease payments receivable considered at risk on a periodic basis. The review primarily consists of an analysis based upon current information available about the client as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, the Company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the Company records a specific reserve.

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

Sale of energy saving products - The Company sells its products directly to end users with installation ("Direct Sales Contracts") and through distributors ("Trading Contracts"). Direct Sales Contracts revenue from hardware sales or sales-type leases is recognized when the product is delivered to the customer and related installation is completed when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement and when all other revenue recognition criteria are met. Revenue from Trading Contracts is recognized when the product is delivered and title is transferred and when all other revenue recognition criteria are met.

Sale of lighting source products – The Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

Rental Income - Revenue from rentals and operating leases without any acceptance provisions is recognized on a straight-line basis over the term of the rental or lease.

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

Foreign Currency Translation

The functional currency of the Company is in Hong Kong dollars ("HKD"). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the condensed consolidated statements of operations as a component of current period earnings.

The Company changed its reporting currency from HKD to United States Dollar (“USD”) during the ended March 31, 2006. However, HKD is pegged to USD and hence there is no translation adjustment impact on the Company’s financial statements.

Segment Information

The Company’s segment reporting is prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The management approach required by SFAS 131 designates that the internal reporting structure that is used by management for making operating decisions and assessing performance should be used as the source for presenting the Company’s reportable segments.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, trade receivables, deposits for goods and net investment in sales-type leases. The Company places its cash with financial institutions with high-credit ratings and quality.

The Company conducts credit evaluation of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Assignment income was earned by TTFEMS from an assignment of an energy saving consultancy project by TFEMS to a third party. This commission income represents 33% of the Company’s total revenue for the year ended March 31, 2006.

The Company relies on supplies from numerous vendors. For the year ended March 31, 2006, the Company had one vendor that accounted for more than 82% of total supply purchases for the period. If the vendor terminates its relationship with the Company or if the Company’s supply from a vendor is interrupted or terminated for any reason, the Company may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact the Company's ability to sell and distribute its products.

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

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares of common stock outstanding for the period. The effects of warrants have not been included in the 2006 and 2005 net loss per share computation as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4”. SFAS No. 151 requires that abnormally high vacancy, wasted material, freight and processing costs not be part of recognizable production costs. Such cost must instead be expensed as incurred. Accordingly fixed costs shall henceforth be allocated to inventory based on normal production capacity. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require the Company to expense costs related to share-based payment transactions with employees. With limited exception, SFAS No. 123 (R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (R) becomes mandatory effective for the Company on January 1, 2006. The Company intends to adopt this standard using the modified retrospective method of transition with effect from January 1, 2006.

SFAS No. 123 (R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (R), the expense attributable to an award will be measured in accordance with the Company’s measurement model at that award’s date of grant.

The Company believes that the total expense recorded in future periods will depend on several variables, including the number of share-based awards that vest and the fair value of those vested awards.

In March 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which was a replacement of APB Opinion No. 20 and FAS No. 3 effective for accounting changes made in fiscal periods beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Group is currently assessing the impact of this statement on our results of operations, financial position and cash flows upon adoption and has not yet completed that assessment.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Group’s first fiscal year that begins after September 15, 2006. The Group’ management has not evaluated the impact of this pronouncement on the Group’s financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

- Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

- Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

- Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

- Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

The Group’s management believes that this statement will not have a significant impact on the Group’s financial statements.

In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus to amend EITF No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights”. The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights.” The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. The Group’s management believes the adoption of this pronouncement will not have a material effect on the Group’s consolidated financial statements. In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Group’s consolidated financial position or results of operations.

NOTE 4. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	March 31, 2006 $	March 31, 2005 $
Total minimum lease payments to be received	727,431	746,653
Less: Unearned income	(36,838)	(45,657)
Net investment in sales-type leases	690,593	700,996
Current portion	(174,828)	(148,478)
Net investment in sales-type leases, less current portion	515,765	552,518

Contracted maturities of the sales-type leases as of March 31, 2006 are as follows:

Year ending March 31,	$
2007	174,828
2008	179,367
2009	151,909
2010	125,470
2011	59,019
690,593

NOTE 5. INVESTMENTS – RESTRICTED

Investments comprise available-for-sale securities carrying at estimated market value and consist of the following:

	March 31, 2006 $	March 31, 2005 $
Mutual funds maturing from June 2007 through December 2007:
Cost basis	715,993	715,993
Gross unrealized losses	(36,597)	(45,809)

Estimated market value	679,396	670,184

As of March 31, 2006, the Company’s investments represented investments in three mutual funds and all of them have been in a continuous unrealized loss position for a period longer than 12 months. As of March 31, 2005, the Company’s investments represented investments in three mutual funds and all of them have been in a continuous unrealized loss position for a period of 12 months or longer.

The Company’s unrealized loss on investments in mutual funds related to capital-guaranteed mutual funds with underlying equity investments in Europe, Asia and the United States of America. These mutual funds also guarantee the unit holder with initial capital invested at maturity of the funds. The unrealized loss was primarily caused by volatility of the equity markets resulting from investors’ concerns over increasing energy prices, political instability in the Middle-East, rising interest rates and a potential overheating and slow down of the economy in China. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments in these funds to be other-than-temporarily impaired at March 31, 2006.

These investments have been collateralized to a bank to secure banking facilities granted to the Company (Note 12).

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2006 $	March 31, 2005 $
Trade deposits	634,681	-
Rental, utilities and other deposits	73,942	63,772
Prepaid expenses	334,225	72,301
Tax recoverable	31,945	-
Staff advances	73,915	17,523
Other receivable	123,591	-
Others	41,715	360

	1,314,014	153,956

NOTE 7. INVENTORIES

Inventories by major categories are summarized as follows:

	March 31, 2006 $	March 31, 2005 $
Raw materials	519,621	23,844
Work in progress	954,310	8,540
Finished goods	2,058,671	61,620
	3,532,602	94,004

NOTE 8. EQUIPMENT, NET

Equipment, net consists of the following:

	March 31, 2006 $	March 31, 2005 $
Testing equipment	83,715	83,109
Office equipment	479,265	70,510
Furniture and fixtures	97,317	39,600
Leasehold improvements	30,247	14,291
Motor vehicles	99,632	14,690
Energy savers	360,723	359,609
Factory machinery and equipment	3,667,055	-
Total	4,817,954	581,809
Less: Accumulated depreciation	(1,103,587)	(249,011)
Equipment, net	3,714,367	332,798

Equipment, net held under capital leases are summarized as follows:

	March 31, 2006 $	March 31, 2005 $
Office equipment	3,702	3,702
Motor vehicles	-	14,690
Energy savers	-	237,581
Total	3,702	255,973
Less: Accumulated depreciation	(1,028)	(49,852)
Equipment, net held under capital leases	2,674	206,121

Equipment, net leased under operating leases to customers is summarized as follows:

	March 31, 2006 $	March 31, 2005 $
Energy savers	18,953	18,953
Less: Accumulated depreciation	(8,845)	(6,949)
Equipment, net leased under operating leases to customers	10,108	12,004

NOTE 9. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	March 31, 2006 $	March 31, 2005 $
Production facilities for Xenon lights	1,064,062	-
Production facilities for AHP lamps	453,183	-
Others	420,115	-
	1,937,360	-

NOTE 10. INTANGIBLE ASSETS

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination as stated in Note 2 above.

Acquired intangible assets consist of the following:

	March 31, 2006 $	March 31, 2005 $
Completed technology – AHP	878,137	-
Completed technology – HID	917,780	-
Trademark	1,813,175	1,404,113
Customer lists and relationships	2,502,291	2,468,124
Distributors list	136,597	-
Unfulfilled purchase orders	4,113	4,113
Total	6,252,093	3,876,350

Less: Accumulated amortization

- completed technology - AHP

- completed technology - HID

- customer lists and relationships

- distributors list

- unfulfilled purchase orders

Impairment loss on trademark

Impairment loss on customer lists and relationships

	(10,454) (19,120) (617,316) (3,794) (4,113) (771,209) (1,156,812)	- - (123,407) - (2,467) - -
Total	3,669,275	3,750,476

Amortization expenses charged to net income from operations for the year ended March 31, 2006 and 2005 were $528,923 and $125,874, respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

Year ending March 31,	$
2007	897,467
2008	897,467
2009	893,673
2010	709,408
2011	128,865
3,526,880

NOTE 11. INVESTMENT IN CORPORATE JOINT VENTURE

On February 6, 2006, the Company incorporated a joint venture company named Lightscape Macau. TTIL, a wholly-owned subsidiary of the Company, holds 50.4% of the issued and outstanding shares of Lightscape Macau and Luminous LED Technologies Ltd., a Hong Kong based researcher, developer, manufacturer and distributor of advanced light emitting diode, or LED, lighting products and technologies, holds the remaining 49.6% of the issued and outstanding shares of Lightscape Macau.

Financial statements of Lightscape Macau are summarized as follows:

Balance Sheet	March 31,
2006
$

Current assets
Cash at bank and on hand	135
Amounts due from related companies	3,213
Prepayment and other current assets	385,604
Total current assets	388,952

Current liabilities

Amount due to a related company	(387,147)
Amount due to a director	(141)
Total current liabilities	(387,288)
Total net assets	1,664

Shareholders’ equity:
Common stock	3,213
Accumulated deficit	(1,549)
Total shareholders’ equity	1,664

Profit and loss account

March 31, 2006 $
General and administrative expenses	1,549

(Loss) for the period	(1,549)

NOTE 12. SHORT-TERM BANK BORROWINGS

The Company's short-term borrowings consist of the following:

	March 31, 2006 $	March 31, 2005 $
Bank loans	1,370,872	938,303
Bank overdrafts	707,006	384,783
	2,077,878	1,323,086
Weighted average interest rate on borrowings at end of year	7.82%	7.25%
At end of year:
Bank credit facilities	2,037,662	1,571,993
Utilized	(2,045,803)	(1,442,636)
Bank credit facilities overutilized	(8,141)	129,357

Interest rates are generally based on the bank's best lending rate plus certain percentage and the credit lines are normally subject to periodic review. In accordance with certain bank covenants, TTHL needs to maintain a net worth of not less than $1,092,545 from July 2003 onwards and to release the existing floating charge on all assets of TTDL; however, these financial covenants have not been fulfilled by TTHL. Other than the aforesaid requirements, there are no other significant covenants or other financial restrictions relating to the Company’s short-term borrowings that the Company did not comply with.

As of March 31, 2006, the above facilities are secured by the following:

(a)	All assets of TTDL amounting to $3,724,593 as of March 31, 2006;
(b)	Investments of the Company of $679,396;
(c)	Cash deposits of the Company of $224,092;
(d)	A personal guarantee from a director of the Company for $257,069;

(e)	A subordination agreement from a director of the Company to subordinate the advance of $16,710 to TTDL;
(f)	The residual value on the legal charge over a property belonged to a director of the Company;
(g)	Joint and several personal guarantee from two directors of the Company and a director of one of the subsidiaries of the Company;
(h)	A personal guarantee from an independent third party of$899,743;
(i)	A letter of undertaking from TTDL in pledging 5% of its export bills proceeds;
(j)	Net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts of the Company amounting to approximately $245,388;
(k)	Cross Corporate Guarantee for $3,856,041 amongst TTHL, TTDL and GDL.;
(l)	Corporate guarantee executed by TTHL for $257,069;
(m)	Corporate guarantee executed by a third party for the bank loan of Beijing Aihua amounting to $432,569.; and
(n)	Pledging 45% of Beijing Aihua’s machinery with fair value $1,235,911.

Other than the investments and restricted cash deposits, there is no restriction on the use of the assets collateralized for the above facilities and bank loans.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2006 $	March 31, 2005 $
Deposits received	78,280	9,717
Accrued professional fees	367,076	351,066
Other accrued expenses	498,166	184,673

	943,522	545,456

NOTE 14. OBLIGATIONS UNDER CAPITAL LEASES

	March 31, 2006 $	March 31, 2005 $
Total minimum lease payments	2,591	65,542
Less: Amounts representing interests	-	(1,875)

Present value of minimum lease payments	2,591	63,667
Less: Current portion of obligations under capital leases	(740)	(61,199)

Long-term portion of obligations under capital leases	1,851	2,468

The following is a summary of future minimum lease payments under capital leases as of March 31, 2006.

Year ending March 31,	$
2007	740
2008	740
2009	740
2010	371

2,591

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 3 years. For the year ended March 31, 2006, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were $3,615 and $7,565 for the years ended March 31, 2006 and 2005, respectively.

NOTE 15. GENERAL AND ADMINISTRATIVE EXPENSES

	March 31, 2006 $	March 31, 2005 $
Bad debts expense	166,597	7,044
Consultancy fee	133,446	31,672
Depreciation	83,908	70,649
Professional fees	393,209	315,076
Rental, rates and management fees	130,618	72,184
Staff costs	460,859	207,745
Others	400,793	436,300
	1,769,430	1,140,670

NOTE 16. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction (loss) and gain of $(2,148) and of $1,421 for the years ended March 31, 2006 and 2005 were included in determining net loss, for the respective years.

NOTE 17. INCOME TAX

The components of loss before income tax and minority interests are as follows:

	March 31, 2006 $	March 31, 2005 $
Hong Kong	(3,567,574)	(200,112)
Mainland, the People’s Republic of China (“PRC”)	(167,418)	(193,624)
	(3,734,992)	(393,736)

Taxes laws applicable to the Company are as follows:

-	TTHL is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
-	Global Innovative Systems Inc. and TFEPL also had no assessable profits earned during the periods presented.
•

No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the year ended March 31, 2006 and year ended March 31, 2005. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

•

Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua is exempted from PRC enterprise income tax for two years starting from its first profit-making year i.e. 2004 after it became a wholly foreign owned enterprise and followed by a 50% reduction for the next three years.

•	Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the year ended March 31, 2006 and 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the period.

A reconciliation of income tax expense to the amount computed by applying the Hong Kong statutory tax rate to the loss before income tax in the consolidated statements of operations is as follows:

	March 31, 2006 $	March 31, 2005 $
Loss before income tax	(3,734,992)	(393,736)
Tax at the Hong Kong Profits Tax rate of 17.5% (2005: 17.5%)	(653,623)	(68,904)
Tax effect of expenses not deductible for tax purposes	472,297	161,562
Tax effect of income not taxable for tax purposes	(2,951)	(16)
Utilization of tax losses previously not recognized	49,586	(10,299)
Adjustment of previous years’ tax loss as disallowable item	3,236	-
Change in valuation allowance	142,078	(14,640)
Effect of the different income tax rate in other tax
jurisdictions	35,503	67,905
Income tax overprovided in previous year	(618)	-
Others	-	638

Income tax expense	45,508	136,246

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

	March 31, 2006 $	March 31, 2005 $
Deferred tax assets
- tax losses	495,635	333,805
- temporary difference	23,599	-
Valuation allowance	(451,707)	(311,311)

Net deferred tax assets	67,527	22,494
Deferred tax liabilities - equipment	(67,527)	(22,494)

Net deferred tax	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available. Management considers scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $451,707 and $311,311 as of March 31, 2006 and 2005, respectively.

The net change in the valuation allowance for the years ended March 31, 2006 and 2005 was an increase and a decrease of approximately $140,396 and $14,640, respectively. For the operating loss carry forwards of approximately $2,926,726 as of March 31, 2006, $118,337, $198,308, $180,645 and $133,944 will expire in 2007, 2008, 2009 and 2010, respectively, and the remainder may be carried forward indefinitely.

NOTE 18. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was $3,856 and $3,856 for the years ended March 31, 2006 and 2005, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2006:

Year ending March 31,	$
2007	1,285
Total	1,285

The Company as Lessee

The Company has operating lease agreements principally for its office facilities. Such leases have remaining terms of 5 to 57 months. The following is a summary of future minimum lease payments under operating leases as of March 31, 2006. Rental expense was $130,850 and $61,192 for the years ended March 31, 2006 and 2005, respectively.

Year ending March 31,

$
2007	201,810
2008	104,430
2009	96,401
2010	96,401
2011	72,301
571,343

Royalties

Pursuant to a supplier agreement (“Agreement”) dated March 8, 2006, entered into between Beijing Illumination and an independent third party, the independent third party appointed Beijing Illumination as a non-exclusive licensed OEM manufacturer with rights to make and distribute certain products worldwide and Beijing Illumination shall pay to the independent third party during the term of the Agreement 7% of gross revenues of certain products sold to customers or distributors other than this independent third party. Such royalty payments shall survive for five years after termination of the Agreement.

Capital Commitment

Beijing Aihua has a capital commitment for office decoration works of $16,376 as at March 31, 2006.

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

TFCL, a shareholder of the Company, paid certain expenses totalling $879,343 on behalf of the Company and the Company repaid $1,101,432 during the year ended March 31, 2006.

The Company received advances from a shareholder for its operating expenses, amounting to $25,853 and the Company repaid $67,437 during the year ended March 31, 2006.

A director of the Company advanced loans of $3,689,446 to the Company, which included the payment by the director of the deposit for the acquisition of Beijing Illumination of $1,928,021. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to a director $1,524,168 for the year ended March 31, 2006.

As of March 31, 2006, net investment in sales-type leases amounting to approximately $515,295 was collateralized for credit facilities granted to a shareholder of the Company.

During the year ended March 31, 2006, the Company paid office rent of $3,856 to a third party which was beneficially owned by the family members of a director of a subsidiary.

The Company incurred interest expense of $8,776 payable to a minority shareholder of a subsidiary for the year ended March 31, 2006.

Lightscape Macau had placed an order to purchase equipment of $1,712,532 for Galaxy Starworld Hotel project and paid a deposit of $385,604 in respect of the project to its minority shareholder for the year ended March 31, 2006.

Pursuant to the terms of the agreements in relation to the acquisition of interest in TFEMS as mentioned in Note 2 above, a beneficial owner of TFCL has guaranteed to pay the shortfall to the Company should the net profit of TFEMS for the period from the date of acquisition to June 30, 2005 (“the guaranteed period”) fall below a warranted sum. The profits for the guaranteed period fell short of $604,546 and the Company is currently pursuing the guarantor for the enforcement of this guarantee.

Related Party Balances

As of March 31, 2006, the amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured and have no fixed repayment terms. Except for an amount of $526,448 due to a director of a subsidiary, Mr. Ko Yin, carried interest at 9.6% per annum and another amount of $517,962 due to a minority shareholder of a subsidiary, Aeneas Portfolio Company LP, carried interest at 20% per annum, others are non-interest bearing. The balances related to such advances are as follows:

	March 31, 2006 $	March 31, 2005 $
Amounts due from related companies
Lightscape Macau	385,527	-
Mission Hill Golf Club	-	15,501
	385,527	15,501

A director of the Company is also the Group Chief Executive and Executive Deputy Chairman of Mission Hills Group.

Amount due from a shareholder
TFCL	160,243	-

Amounts due to a director
Bondy Tan	3,375,283	1,210,006

Amounts due to directors of a subsidiary
Ko Yin	988,333	-
Lam So Ying	39,845	-
	1,028,178	-

Amount due to a minority shareholder of a subsidiary
Aeneas Portfolio Company LP (“Aeneas”)	517,962	-

Amounts due to shareholders
TFCL	-	61,846
David Yu	64,420	106,004
	64,420	167,850
Amounts due to a related company
Palun Development Limited	26,992	-

Palun Development Limited was beneficially owned by the family members of a director of a subsidiary.

NOTE 20. SEGMENT INFORMATION

(i) The Company operates in two segments, namely energy savings and sales of lighting source products. The Company is engaged as a developer, manufacturer and integrator of energy saving products and technologies and provision of consulting and customer training services related to such products. In addition, the Company has expanded its business into the manufacturing and sale of lighting and speciality lighting source products.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 3). We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	March 31,	March 31,
	2006 $	2005 $
Net revenues:
Energy saving business	1,423,616	2,603,865
Lighting source business	97,616	-
	1,521,232	2,603,865

Interest expenses
Energy saving business	128,420	136,088
Lighting source business	12,943	-
	141,363	136,088

Amortization of intangible assets:
Energy saving business	495,269	125,874
Lighting source business	33,654	-
	528,923	125,874

Depreciation:
Energy saving business	82,835	81,705
Lighting source business	1,073	-
	83,908	81,705

Other income
Energy saving business	898,959	2,818

Income tax expenses
Energy saving business	45,508	136,246

Significant non cash items
Energy saving business
Capital lease obligations incurred	-	3,393
Amount due to a director capitalized	-	1,413,882
Sales of certain receivables to a director in settlement for directors’ loan	-	326,492
Reclassification of inventories to equipment	-	34,537
Lighting source business
Cash consideration on acquisition of a subsidiary	1,928,021	-
Payment of cash consideration on acquisition of a subsidiary by a director	(1,928,021)	-
	-	1,778,304

Impairment loss on intangible assets:

Energy saving business	1,928,021	-
Lighting source business	-	-
	1,928,021	-

Goodwill:
Lighting source business	4,086,888	-

(ii) Geographical Information:

	March 31,	March 31,
	2006 $	2005 $
Total sales:
Mainland, the PRC	1,097,439	57,374
Hong Kong	421,017	2,337,167
Macau	-	205,289
Thailand	2,776	-
Singapore	-	4,035
	1,521,232	2,603,865

(iii) The location of the Company’s long-lived assets excluding restricted investments is as follows:

	March 31, 2006 $	March 31, 2005 $
Hong Kong	8,450,664	4,518,417
Macau	839	-
Mainland, the PRC	5,472,991	117,375
	13,924,494	4,635,792

NOTE 21. SHARE CAPITAL AND WARRANTS

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

Pursuant to a Sale and Purchase Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) by and among the Company, Glory Goal and Ko Yin, the Company acquired 26.0% of the shares of Beijing Illumination on February 27, 2006. As consideration for the 26.0% interest in Beijing Illumination, the Company issued to Glory Goal 1,750,000 common shares of the Company and paid to Glory Goal HK$15,000,000 (approximately US$1,928,021) in cash.

Pursuant to an Option Deed Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) and pursuant to a Supplemental Deed Agreement dated February 22, 2006, both by and among the Company, Admire Fame, Gain Huge, Splendid Fortune and Ko Yin, the Company acquired an additional 30.8% of the shares of Beijing Illumination on February 27, 2006 in exchange for the issuance of an aggregate 8,856,230 common shares of the Company to Admire Fame, Gain Huge and Splendid Fortune.

Non-Employees Warrants

As a result of the private placements mentioned above, there were outstanding warrants to purchase 896,393 shares of common stock at $2.00 per share as of March 31, 2006 that are exercisable within a one-year period ending May 17, 2006 through May 27, 2006. The exercise price of the warrants may be adjusted in the event that the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, any capital reorganization or of any reclassification of the capital of the Company or in the case of the consolidation, merger or amalgamation of the Company with or into any other Company.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of March 31, 2006:

Warrants Outstanding			Warrants Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price
896,393	0.17	$2.00	896,393	$2.00

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Price Per Share
		$
Outstanding at April 1, 2005	-	-
Granted	896,393	2.00
Cancelled or expired	-	-
Exercised	-	-
Outstanding at March 31, 2006	896,393	2.00

The common stock warrants were stated at fair market value. Upon the expiry of the common stock warrants, the remaining balance will be transferred to additional paid –in capital.

NOTE 22. CONCENTRATIONS

Major Customers

The Company has the following customers each of which accounts for more than 10% of its total revenues:

	March 31, 2006 $	March 31, 2005 $
A	-	1,546,683
B	-	472,759
C	385,604	-

385,604	2,019,442

The above customers represent nil and 61.4% of the trade receivables and net investment in sales-type leases balance of the Company as of March 31, 2006 and 2005, respectively.

Major Suppliers

The Company has the following supplier which accounts for more than 10% of its total purchases:

	March 31, 2006 $	March 31, 2005 $
A	1,697,799	670,843
	1,697,799	670,843

The above supplier represents 55.7% and 81.2% of the trade payables as of March 31, 2006 and 2005, respectively.

NOTE 23. EMPLOYEE BENEFIT PLANS

Certain employees of the Company in the PRC are entitled to retirement benefits calculated with reference to their salaries upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Company is required to make contributions to the government-managed retirement plan at 10% of the monthly basic salaries of certain employees. The expense of such arrangements to the Company for the years ended March 31, 2006 and 2005 were $67,846 and $4,368, respectively.

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes at the lower of 5% of relevant payroll costs or $129 each month per employee to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended March 31, 2006 and 2005 were $15,318 and $9,474, respectively.

NOTE 24. SUBSEQUENT EVENTS

Acquisition of Interest in Beijing Illumination

Pursuant to a Purchase Agreement dated March 29, 2006 by and among the Company and Aeneas, the Company acquired 5.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,250,000 common shares of the Company to Aeneas.

Pursuant to a Purchase Agreement dated April 3, 2006 by and among the Company and Aeneas, the Company acquired an additional 15.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,826,923 common shares of the Company to Aeneas.

In aggregate, the Company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of June 29, 2006.

Formation of Pro Shing Construction Team Macau Limited

On June 19, 2006, we incorporated a joint venture company named Pro Shing Construction Team Macau Limited (“Pro Shing”). TTIL, our wholly-owned subsidiary, holds 80% of the share capital of Pro Shing and Proficiency Macau Construction Company Limited, a Macau based construction company holds the remaining 20% of the share capital of Pro Shing.

Award of Tender to Lightscape Macau

On April 19, 2006, Lightscape Macau received a Letter of Award (“LOA”) amounting to approximately $2,250,000 for the design, supply, installation, testing and commissioning of tailor-made lighting solutions for the outside facade wall of the Galaxy StarWorld Hotel in Macau. Pursuant to the terms of the LOA, TTDL has executed a joint and several guarantees together with the other joint venture partner to cover all of the obligations and liabilities of Lightscape Macau under and arising out of the domestic sub-contract contemplated in the LOA.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer has identified certain weaknesses in internal controls which the management are in the process of rectifying the weaknesses. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Name	Position Held with our Company and/or our Operating Companies	Age
Bondy Tan	Director, President, Secretary, Treasurer and Chief Executive Officer of our company from January 13, 2005, and President and Chief Executive Officer of Tech Team and Tech Team Development	39
Richard Wong	Director of our company from January 13, 2005	55
Charles Ming	Director of our company from January 13, 2005	71
Charles Cheung	Director of our company from January 13, 2005	70
Carrie Cheng	Director of our company from January 13, 2005	41
Cheuk Lap Chow	Director of our company from June 5, 2006	54
Edmand Yuk Man Wong	Director of our company from June 5, 2006	49

Kwok Tin Tang	Director of our company from June 5, 2006	55

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

BONDY TAN

Bondy Tan is a director and the President, Secretary, Treasurer and Chief Executive Officer of our company and is the President and Chief Executive Officer of Tech Team and Tech Team Development. From October 1999 to present, Mr. Tan has served as the Chief Executive Officer and a director of Tech Team Development. Mr. Tan incorporated Tech Team Development and has led its development and growth over the past five years. From February 2002 to present, Mr. Tan has served as the Chief Executive Officer and a director of Tech Team. In these roles, Mr. Tan is responsible for the overall management and strategic planning for Tech Team and its subsidiaries. Mr. Tan’s experience includes an additional 10 years of marketing management and business development roles in China and Hong Kong. His former positions include Marketing & Sales Coordinator for Sony (Hong Kong), where he was responsible for advertising, promotion and sales activities for Sony in China and Hong Kong. Mr. Tan also held several roles with Caltex, a wholly-owned subsidiary of Chevron-Texaco Corporation, in China and Hong Kong. In these positions, Mr. Tan rebuilt Caltex’s corporate image, developed brand awareness in China, led the formation of two joint venture projects and managed the operation of 51 service stations in Hong Kong. Mr. Tan holds a Bachelor of Commerce, with a major in company law, from Murdoch University in Australia, and a Bachelor of Business, with a major in marketing, from Edith Cowan University in Australia.

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

CHARLES CHEUNG

Dr. Charles Cheung Wai Bun, Justice of Peace (J.P.) is a director of our company. Dr. Cheung is also Group Chief Executive and Executive Deputy Chairman of Mission Hills Group which is engaged in luxurious property development, golfing resort and hotel business in Mainland, China. He is also an independent Non-executive Director and Chairman of Audit Committee of five publicly listed companies in Hong Kong, K. Wah International Holdings Limited, Galaxy Entertainment Group Limited, Pioneer Global Group Limited, Prime Investments Holdings Limited and Shanghai Electric Group Company Limited which is one of the largest state-owned corporations in China. Dr. Cheung is also a Senior Adviser to the Metropolitan Bank & Trust Company, the largest commercial bank in the Philippines. He has over 30 years experience in the senior management of companies in various industries including over 22 years experience of banking business in senior management positions. He holds an honorary doctorate degree, a master degree and a bachelor of science degree in business administration from New York University. He was a former director and adviser of the Tung Wah Group of Hospitals, the largest charitable organization in Hong Kong. Dr. Cheung was a member of a number of government committees of the Hong Kong Government. He was re-appointed by the Hong Kong Government as a member of the Estate Agents Authority in November 2004. Dr. Cheung was awarded Listed Company Non-Executive Director Award at the Hong Kong Directors of the Years Awards 2002.

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

CHEUK LAP CHOW

Cheuk Lap Chow is a non-executive director of our company. Mr. Chow is a solicitor in Hong Kong and a senior partner of Messrs. C.L. Chow & Macksion Chan, Solicitors. Mr. Chow has extensive legal advisory experience, and holds a Bachelor of Science in Economics from the University of London.

EDMAND YUK MAN WONG

Edmand Yuk Man Wong is a non-executive director of our company. Mr. Wong has held various senior positions in communications departments of government agencies, the Hong Kong Jockey Club, a major international non-profit charity, and two of the top post-secondary educational institutions in Hong Kong. Within these roles over the past 25 years, Mr. Wong was responsible for public relations strategy, corporate branding, and publicity. Mr. Wong holds a Bachelor of Arts degree in Political Science from the University of British Columbia.

KWOK TIN TANG

Kwok Tin Tang is a non-executive director of our company. Mr. Tang is an associate member of The Hong Kong Institute of Company Secretaries. For the past 20 years, Mr. Tang has operated as the General Manager of Martin Tang Accountants which provides accounting, company secretarial and business consultancy services to companies in Hong Kong.

Significant Employees

Our significant employees are appointed by our executive officers and hold office until their death, resignation or removal from office. Our significant employees and the significant employees of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company and/or our Operating Companies	Age
Bo Wu	Chief Engineer of Tech Team Development (Zhuhai)	46
Augustine Cheung	Associate Director of Tech Team Development	56
Kam Wah Lee	Associate Director of Tech Team Development	54

Pete Tin	Technical Advisor of Tech Team Development	39

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

BO WU

Bo Wu is the Chief Engineer of Tech Team Development (Zhuhai), our wholly-owned subsidiary and operating company. During 1999, Mr. Wu was an independent consultant in Zhuhai, China, where he provided engineering, project management and technical design consultancy services to a variety of clients. From 2000 to 2002, Mr. Wu served as Technical Director with Onex Co. Limited, where he led research and development initiatives related to electrical and electronic engineering, and systems automation. From 2002 to present, Mr. Wu has served as Chief Engineer with Tech Team Development (Zhuhai). In this role, Mr. Wu is responsible for leading the research, design and product development activities for the Tech Team group. Mr. Wu’s other experience include 10 years of electrical and electronic engineering research and development with the University of Guangxi, including Director of the Research & Development Centre where he oversaw the activities of 20 research laboratories. Mr. Wu has also held research and development positions with Philips Corporation and Fu Hua Electrical Equipment Limited. Mr. Wu also served for three years as Chief Advisor and Committee Member of the Provincial Council of Electronic Engineering in Zhuhai. Mr. Wu holds a Bachelor of Engineering with a major in Electronics and Automation from the University of Guangxi, and he is a Registered Engineer in China.

AUGUSTINE CHEUNG

Augustine Cheung is an Associate Director of Tech Team Development, our wholly-owned subsidiary and operating company. From 1998 to 2000, Mr. Cheung served as Director and General Manager of Mansion Holding Limited, a Hong Kong listed company providing energy management services and other building engineering and maintenance services. In this role, Mr. Cheung was responsible for the day-to-day management and business development functions for the company. From 2000 to 2001, Mr. Cheung served as the principal consultant for Honeywell Limited’s Home and Building Control unit, where he provided strategic marketing services related to the development of the unit’s business in Greater China. From 2000 to 2003, Mr. Cheung also served as Director and General Manager of Northcroft Management Consultants Limited, where he developed the firm’s facilities management consultancy business in China and Hong Kong. From early 2004 to present, Mr. Cheung has served as Associate Director with Tech Team Development Limited. In this role, Mr. Cheung is responsible for planning, relationship building and business development. Mr. Cheung’s experience also includes 26 years as an architect, project manager and construction manager for major property development projects in Hong Kong, China, Macau and Thailand. Mr. Cheung holds a Bachelor of Architecture from the University of Hong Kong, a Master of Arts (Architecture) from the City University of Hong Kong, is a Registered Architect in Hong Kong and a member of the International Facilities Management Association.

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

Audit Committee

Effective June 6, 2006, our company’s board of directors adopted an Audit Committee Charter and approved the formation of an Audit Committee. Our Audit Committee undertakes an independent review of our company’s financial statements, and meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. The members of the Audit Committee are Richard Wong, Cheuk Lap Chow and Kwok Tin Tang. Our board of directors has determined that each member of the Audit Committee is “independent” as the term is used in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the definition of independent director as defined in section 4200 of the Marketplace Rules of the NASD. We will provide a copy of the Audit Committee Charter to any person without charge, upon request. Requests can be sent to: Global Innovative Systems Inc., 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong.

Audit Committee Financial Expert

Our board of directors has determined that Richard Wong qualifies as an “Audit Committee financial expert” as defined in Item 401(e)(2) of Regulation S-B.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended March 31, 2006, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Initial Statement of Beneficial Ownership of Securities on Form 3 that was not filed by Ko Yin, who became a shareholder holding more than 10% of our common stock on February 27, 2006. Ko Yin corrected this omission by filing a Form 3 with the Securities and Exchange Commission on March 15, 2006.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for our fiscal years ended March 31, 2006 or 2005. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Bondy Tan, as Chief Executive Officer of Tech Team, our wholly-owned operating subsidiary, was paid a salary of $107,692 for each of our fiscal years ended March 31, 2006, 2005 and 2004. Other than Bondy Tan, there were no executive officers of any of our wholly-owned subsidiaries serving as of March 31, 2006, and no executive officers who served as such during the fiscal years 2006, 2005 and 2004, whose total salary and bonus exceeded $100,000 per year. Our wholly-owned subsidiaries do not maintain, and did not maintain at any time during their most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our wholly-owned subsidiaries during any of their three most recently completed fiscal years ended 2006, 2005 and 2004.

Employment/Consulting Agreements

Tech Team, our wholly-owned subsidiary entered into an employment contract with executive officer Bondy Tan. Other than the employment agreement with Bondy Tan, no individual has entered into any employment agreements with our company or our wholly-owned or majority owned subsidiaries. There were no compensatory plans or arrangements with any executive officer of our company or any of our subsidiaries for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment with our company or any of our subsidiaries.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights during our fiscal year ended March 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by any officer or director of our company during our fiscal year ended March 31, 2006.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal year ended March 31, 2006, William McGinty was paid $6,000, as a director of our company, to attend director meetings.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 29, 2006, certain information with respect to the beneficial ownership of our company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Kwok, Chiu Fai Room 1512, Yuk Ping House, Long Ping Estate, Yuen Long, New Territories, Hong Kong	N/A	3,124,913 (2)	9.3%
Ho, Tai Kwan Flat D, 3/F, Tower 3, 19 Homantin Hill Road, Kowloon, Hong Kong	N/A	3,124,913 (3)	9.3%
Aeneas Portfolio Company LP Walker House, Mary Street, Georgetown, Grand Cayman, Cayman Islands, British West Indies	N/A	3,076,923 (4)	9.2%
Ko, Yin 1108-9, 11/F, Tower 2, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon	Director of Beijing Illumination (Hong Kong) Limited	10,606,230	31.6%
Bondy Tan Flat E, 39/F., Tower 2, Kornville, 38 Yau Man Street, Quarry Bay, Hong Kong	Director, President and Chief Executive Officer of our company and President and Chief Executive Officer of Tech Team and Tech Team Development	4,335,778 (5)	12.9%
Richard Wong Flat 3A, 71 Lyttelton Road, Mid-Levels, Hong Kong	Director of our company	Nil	Nil
Charles Ming Unit 707, New World Tower, Tower 1, 16-18 Queen’s Rd., Central, Hong Kong	Director of our company	729,146 (6)	2.2%
Charles Cheung A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	Director of our company	1,458,293 (7)	4.3%

Carrie Cheng House 30, Phase I, Marina Cove, Sai Kung, Hong Kong	Director of our company	Nil	Nil
Cheuk Lap Chow Rooms 501-503, 5/F., Hang Seng Building, 77 Des Voeux Road Central, Hong Kong	Director of our company	Nil	Nil
Edmand Yuk Man Wong Community College of City University, 6/F., Mong Man-wai Building, Kowloon Tong, Kowloon, Hong Kong	Director of our company	Nil	Nil
Kwok Tin Tang Room B, Block A, 1/F., Hoi Tao Building, 11 Belcher’s Street, Sai Wan, Hong Kong	Director of our company	Nil	Nil
Directors and Executive Officers as a Group		17,129,447	51%

(1)

Based on 33,612,642 shares of common stock issued and outstanding as of June 29, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(4)	The beneficial owner and general partner of Aeneas Portfolio Company, LP is Aeneas Global Partners, LP.

(5)

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

(6)

Charles Ming indirectly beneficially owns 729,146 shares of our company held by Sure Vantage Enterprise Limited. Charles Ming owns 50% of the issued and outstanding shares of Sure Vantage Enterprise Limited.

(7)	Charles Cheung indirectly beneficially owns 1,458,293 shares of our company held by Leisure Assets Limited, a company which he solely owns.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as described below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

- During our company’s fiscal year ended March 31, 2006, Bondy Tan, a director and the Chief Executive Officer of our company, made a loan of $3,689,446 to our company. The loan is an oral, unsecured and non-interest bearing loan which has no fixed terms of repayment and has no terms for the conversion of the loan into shares. The amount of the loan outstanding as of March 31, 2006 was $3,375,283.

- Our company sold goods amounting to Nil and $57,063 during the years ended March 31, 2006 and 2005 to Tomi Fuji Corporation, a shareholder holding over 5% of our company’s common shares. Additionally, Tomi Fuji Corporation paid on behalf of our company certain purchases, operating expenses, including salaries, amounting to $879,343 and $75,390 during the years ended March 31, 2006 and 2005. Our company repaid $1,101,432 to Tomi Fuji Corporation during the year ended March 31, 2006. During the year ended March 31, 2005, Tomi Fuji Corporation had provided assistance through Bondy Tan, a director and Chief Executive Officer of our company, to our company in the amount of $478,700. As such, our company assigned certain account receivables to Tomi Fuji Corporation for factoring the same to a financial institution to release the obligation of our company to the director.

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

- Our company charged sundry income of Nil and $679 for the years ended March 31, 2006 and 2005 to Tech Team Media Limited, a company in which Bondy Tan, a director and Chief Executive Officer of our company has a controlling interest.

As of March 31, 2006, the amounts due from or to related companies and directors represent cash advances to or from them and are unsecured and have no fixed repayment terms. Except for an amount of $526,448 due to a director of a subsidiary, Mr. Ko Yin, carried interest at 9.6% per annum and another amount of $517,962 due to a minority shareholder of a subsidiary, Aeneas Portfolio Company LP, carried interest at 20% per annum, others are non-interest bearing. The balances related to such advances are as follows:

		March 31, 2006 $	March 31, 2005 $
Amount due from a related company
Lightscape Technology (Macau) Limited		385,527	-
Mission Hill Golf Club		-	15,501
		385,527	15,501
ITEM 13.	EXHIBITS.
Exhibit Number	Description
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

	Name Volitans Limited Sin Mei Yan Philip Yu-Hong Wong Siu Hung Chan Ho Sum Yeung Forever Success Company Limited Chun Hok Yeung Yin Mee Ho	Date of Agreement May 17, 2005 May 27, 2005 May 27, 2005 May 27, 2005 May 27, 2005 May 27, 2005 May 27, 2005 May 27, 2005	Number of Units 133,333 200,000 106,393 100,000 100,000 100,000 66,667 50,000	Gross Proceeds $200,000 $300,000 $159,590 $150,000 $150,000 $150,000 $100,000 $75,000
Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00
10.18

Subscription Agreements of the following private placements that were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 18, 2005):

	Name Ronald Chong Ronco Family Holdings Limited Allan Watt Thomas N. Bell	Date of Agreement May 17, 2005 May 17, 2005 May 26, 2005 May 26, 2005	Number of Units 12,000 8,000 10,000 10,000	Gross Proceeds $18,000 $12,000 $15,000 $15,000
Each unit consists of one share and one share purchase warrant exercisable for a period of twelve months at an exercise price of $2.00
10.19

Sales Agreement dated June 8, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.20

Addendum to Sales Agreement dated June 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.21

Assignment Agreement dated June 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and GD Inet Electric Construction Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.22

Sale and Purchase Agreement dated September 27, 2005, between Glory Goal Investments Limited, Global Innovative Systems Inc., and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.23

Option Deed dated September 27, 2005, between Admire Fame Invests Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Global Innovative Systems Inc. and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.24

Amendment to Sale and Purchase Agreement and Option Deed dated October 3, 2005, between Glory Goal Investments Limited, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.25

Supplemental Deed Agreement dated February 22, 2006 between Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2006)

10.26

Sale and Purchase Agreement dated March 30, 2006 between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam and Joseph Sui Kei Lam (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2006)

10.27	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)
10.28	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)
10.29

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.30

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

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

Fees Paid to Independent Accountant

On April 28, 2006, our company retained BDO McCabe Lo Limited, an independent registered public accounting firm, to provide audit services during the fiscal year ended March 31, 2006. On March 30, 2005, our company retained Deloitte Touche Tohmatsu, an independent registered public accounting firm, to provide audit services during our prior fiscal year ended March 31, 2005. Our company paid the following fees to our independent accountants during the fiscal years ended March 31, 2006 and March 31, 2005:

	Fiscal year ended March 31, 2006	Fiscal year ended March 31, 2005
Audit Fees - Deloitte Touche Tohmatsu - Clancy and Co., PLLC - BDO McCabe Lo	$74,583 $19,683 $120,000	$315,076 - -
Audit Related Services	Nil	Nil
Tax Fees - Deloitte Touche Tohmatsu - Clancy and Co., PLLC	- $10,500	$25,812 -
All Other Fees	Nil	Nil
Total	$224,766	$340,888

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

The fees billed by BDO McCabe Lo Limited for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2006 were $120,000. For the fiscal year ended March 31, 2006, Clancy and Co., PLLC and Deloitte Touche Tohmatsu billed our company an aggregate fee of $94,266 for assurance or services relating to our quarterly financial statements. Our audit fees for our prior fiscal year ended March 31, 2005 were $315,076.

Audit Related Services. We did not incur any audit related services billed by BDO McCabe Lo Limited, Clancy and Co., PLLC or by Deloitte Touche Tohmatsu during the fiscal year ended March 31, 2006. Our audit related services for our prior fiscal year ended March 31, 2005, including the aggregate fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were Nil.

Tax Fees. We incurred tax fees billed by Clancy and Co., PLLC of $10,500 during the fiscal year ended March 31, 2006. The aggregate fees billed during our prior fiscal year ended March 31, 2005, for products and services provided by our former auditor for tax compliance, tax advice and tax planning, were $25,812.

All Other Fees. We did not incur any additional fees billed by BDO McCabe Lo Limited, Clancy and Co., PLLC or by Deloitte Touche Tohmatsu other than the fees listed above during the fiscal year ended March 31, 2006 and we did not incur any additional fees billed by our former auditor other than the fees listed above during our prior fiscal year ended March 31, 2005.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO McCabe Lo Limited is engaged by us or our subsidiaries to render any auditing or permitted non-audit related services, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our board of directors, who acted as our audit committee prior to the appointment of our audit committee on June 6, 2006, pre-approved all services provided by our independent accountant. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the services and fees described under the categories of “Audit Related Fees”, “Tax Fees” and “All Other Fees” were reviewed and approved by our board of directors before or after the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by BDO McCabe Lo Limited and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of BDO McCabe Lo Limited.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE SYSTEMS INC.

By: /s/ Bondy Tan

Bondy Tan

President, Secretary and Treasurer

and Chief Executive Officer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Date: July 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bondy Tan Bondy Tan	President, Secretary, Treasurer and Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 14, 2006

/s/ Richard Wong Richard Wong	Director	July 14, 2006

/s/ Charles Ming Charles Ming	Director	July 14, 2006

/s/ Charles Cheung Charles Cheung	Director	July 14, 2006

/s/ Carrie Cheng Carrie Cheng	Director	July 14, 2006

/s/ Cheuk Lap Chow Cheuk Lap Chow	Director	July 14, 2006

/s/ Edmand Yuk Man Wong Edmand Yuk Man Wong	Director	July 14, 2006

/s/ Kwok Tin Tang Kwok Tin Tang	Director	July 14, 2006