Form 10QSB
period 2006-06-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2006-08-21
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,612,642 common shares issued and outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes [	]	No ☒

GLOBAL INNOVATIVE SYSTEMS INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

as at June 30, 2006 and March 31, 2006 (Audited)

Unaudited Condensed Consolidated Statements of Operations

for the three months ended June 30, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows

for the three months ended June 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Item 1. Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

UNAUDITED

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS Expressed in US dollars

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	147,866	158,832
Restricted deposits	225,715	224,092
Other investments	31,516	31,516
Trade receivables, net of allowance for doubtful accounts	1,880,377	1,312,775
of $154,242 on June 30, 2006 and $210,096 on March 31, 2006
Net investment in sales-type leases	176,108	174,828
Prepaid expenses and other current assets	901,696	1,314,014
Amount due from a shareholder	124,730	160,243
Amount due from a related company	-	385,527
Inventories	2,368,729	3,532,602

Total current assets	5,856,737	7,294,429

Intangible assets	4,311,159	3,669,275
Goodwill	5,383,872	4,086,888
Investment in corporate joint ventures	75,832	839
Investments – restricted	676,397	679,396
Equipment, net	3,636,448	3,714,367
Construction in progress	1,942,551	1,937,360
Net investment in sales-type leases	464,625	515,765

	16,490,884	14,603,890

TOTAL ASSETS	22,347,621	21,898,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	1,739,781	2,077,878
Trade payables	793,121	2,093,053
Amount due to a director	2,127,733	3,375,283
Amounts due to directors of a subsidiary	911,207	1,028,178
Amount due to a minority shareholder of a subsidiary	-	517,962
Amounts due to shareholders	582,382	64,420
Amounts due to related companies	1,217,301	26,992
Accrued expenses and other current liabilities	1,079,529	943,522
Current portion of obligations under capital leases	740	740
Income tax payable	271,697	177,899

Total current liabilities	8,723,491	10,305,927

Non-current liabilities:
Obligations under capital leases	1,666	1,851

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) Expressed in US dollars

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
	$	$

Total non-current liabilities	1,666	1,851

Total liabilities	8,725,157	10,307,778
Minority interest	1,506,626	2,633,652
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
33,612,642 common shares at June 30, 2006 and
30,535,719 common shares at March 31, 2006	33,613	30,535
Common stock warrants	-	573,692
Additional paid-in capital	18,622,616	14,667,387
Accumulated other comprehensive loss	(43,051)	(40,339)
Accumulated deficit	(6,497,340)	(6,274,386)

Total shareholders' equity	12,115,838	8,956,889

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	22,347,621	21,898,319

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Expressed in US dollars

	Three Months Ended June 30,
	2006	2005
	$	$
Revenues:
Sale of energy saving products	7,394	218,838
Sale of lighting source products	1,889,229	-
Rental income	964	964
Commission and service income	15,904	5,719
Sales-type lease income	5,023	4,575

Total net revenues	1,918,514	230,096

Cost of revenues:
Sale of energy saving products	(14,729)	(134,472)
Sale of lighting source products	(635,488)	-
Rental income	(474)	(474)
Commission and service income	(2,455)	(723)
Total cost of revenues	(653,146)	(135,669)

Gross profit	1,265,368	94,427

Amortization of intangible assets	(147,246)	(125,052)
Selling and marketing expenses	(147,319)	(165,912)
General and administrative expenses	(979,924)	(431,372)

Loss from operations	(9,121)	(627,909)
Interest expense	(90,430)	(22,214)
Interest income	1,624	10,585
Other income	75,318	781,280
Equity share of the result of corporate joint venture	64,710	-

Profit before income tax and minority interests	42,101	141,742
Income tax	(93,798)	(127,255)

Net (loss) / profit	(51,697)	14,487
Minority interests	(171,257)	-

Net (loss) / profit attributable to shareholders of the Company	(222,954)	14,487

Basic and diluted (loss) / profit per share	(0.01)	0.00

Weighted average number of common
shares outstanding, basic and diluted	30,603,344	19,343,888

See notes to unaudited condensed consolidated financial statements.

 GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Expressed in US dollars

	Three Months Ended June 30,
	2006	2005
	$	$
Cash flows from operating activities:
Net profit / (loss)	(222,954)	14,487
Adjustment to reconcile net profit / (loss) to
net cash used in operating activities:
Amortization of intangible assets	147,246	125,052
Depreciation expense	98,887	19,625
Equity share of the result of corporate joint venture	(64,710)	-
Write-off of equipment	-	118
Write-off of bad debts	210,846	-
Minority interest	171,258	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(715,911)	(879,725)
Net investment in sales-type leases	49,860	35,911
Prepaid expenses and other current assets	349,780	(49,783)
Inventories	1,163,872	(128,696)
Trade payables	(1,299,932)	209,868
Amount due from related companies	399,743	-
Accrued expenses and other current liabilities	136,007	113,732
Income tax payable	93,800	127,256

Net cash from / (used in) operating activities	517,792	(412,155)

Cash flows from investing activities:
Purchase of equipment	(20,157)	(25,275)
Increase in construction in progress	(5,191)	-
Advance to shareholders	(74,936)	(104,337)
Cash paid for incorporation of a joint venture	(10,283)	-
Advance from a shareholder	110,450	17,745
Repayment to shareholders	-	(61,846)
Increase in restricted deposits	(1,623)	(292)

Cash used in investing activities	(1,740)	(174,005)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) Expressed in US dollars

	Three Months Ended June 30,
	2006	2005
	$	$
Cash flows from financing activities:
Proceeds from short-term borrowings	185,387	-
Repayment of short-term borrowings and short-term debts	(523,484)	(20,677)
Repayment of capital lease obligations	(185)	(19,186)
Net proceeds from issuance of share capital and common stock warrants	-	1,320,828
Advances from directors of a subsidiary	(116,972)	-
Advance from a related company	1,863,753	-
Repayment to a related company	(687,661)	-
Advance from a director	187,831	68,947
Repayment to a director	(1,435,381)	(676,238)

Net cash (used in) / provided by financing activities	(526,712)	673,674

Effect of foreign exchange rates change	(306)	-
Net increase in cash and cash equivalents	(10,966)	87,514
Cash and cash equivalents at beginning of the year	158,832	32,694

Cash and cash equivalents at end of the period	147,866	120,208

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	50,977	-

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to those rules and regulations. In the opinion of the management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim unaudited consolidated financial statements have been included. The results from operations for the three months ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year.

The management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated March 31, 2006 financial statements and notes thereto of the Company and its subsidiaries included in our annual report on Form 10-KSB filed July 14, 2006.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

Global Innovative Systems Inc., and its subsidiaries (collectively referred to as the "Company") is principally engaged as a developer, manufacturer and integrator of energy saving products and technologies and the provision of consulting and customer training services. In addition, the Company engaged in the manufacture and distribution of lighting source products as well as the provision of LED lighting effect services following the acquisition of Beijing Illumination (Hong Kong) Limited and the formation of the Lightscape Technologies (Macau) Ltd. joint venture.

The principal subsidiaries / corporate joint ventures of the Company as of June 30, 2006 include the following:

	Date of	Place of	Percentage of
Name of subsidiary / corporate joint venture	incorporation	incorporation	effective ownership

Tech Team Holdings Limited (“TTHL”)	February 15, 2002	The Cayman Islands	100

Tech Team Investment Limited (“TTIL”)	March 24, 2000	The British Virgin	100
		Islands

Tech Team Development (Zhuhai) Limited	August 23, 2002	The People's Republic	100
(“TT (Zhuhai)”)		of China

Tech Team Development Limited (“TTDL”)	October 22, 1999	Hong Kong	100

Tech Team Engineering Limited (“TTEL”)	August 23, 2000	Hong Kong	100

Grandplex Development Limited (“GDL”)	January 18, 1999	Hong Kong	100

Tech Team China Limited (“TTCL”)	May 22, 2002	The British Virgin Island	100

Tomi Fuji Energy Management	March 10, 2004	Hong Kong	100
Services Consultants Limited (“TFEMS”)

Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”)	October 11, 2002	Hong Kong	76.8

Beijing Aihua New Enterprise Lighting	July 26, 1999	The People's Republic	76.8
Appliance Company Limited (“Beijing Aihua”)		of China

Tomi Fuji Energy Pte. Limited (“TFEPL”)	December 17, 2004	Singapore	80

Powerland Technology Limited (“PTL”)	September 8, 2005	The British Virgin Island	100

Lightscape Technologies (Macau) Limited (“Lightscape Macau”)	February 6, 2006	Macau	50.4

Pro Shing Construction Team Macau Limited (“Pro Shing”)	June 19, 2006	Macau	80

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the unaudited condensed consolidated financial statements, the Company has a net working capital deficit of $2,866,754 as of June 30, 2006. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3. ACQUISITIONS OF BUSINESS

Acquisition of Interest in Beijing Illumination

Pursuant to a Sale and Purchase Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) by and among the Company, Glory Goal Investments Limited (“Glory Goal”) and Ko Yin, the Company acquired 26.0% of the shares of Beijing Illumination on February 27, 2006. As consideration for the 26.0% interest in Beijing Illumination, the Company issued to Glory Goal 1,750,000 common shares of the Company and paid to Glory Goal $1,928,021 (approximately HK$15,000,000) in cash.

Pursuant to an Option Deed Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) and pursuant to a Supplemental Deed Agreement dated February 22, 2006, both by and among the Company, Admire Fame Investments Limited (“Admire Fame”), Gain Huge Investments Limited (“Gain Huge”), Splendid Fortune Investments Limited (“Splendid Fortune”) and Ko Yin, the Company acquired an additional 30.8% of the shares of Beijing Illumination on February 27, 2006 in exchange for the issuance of an aggregate 8,856,230 common shares of the Company to Admire Fame, Gain Huge and Splendid Fortune.

Following the closing of the acquisition of interests in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and specialty lighting source products.

$
Shares allotted (based on market value on February 27, 2006)	7,954,672
Cash consideration	1,928,021
Professional fees paid on acquisition	120,272
Total consideration	10,002,965

Acquisition of Additional Interest in Beijing Illumination

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

In aggregate, the Company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of June 30, 2006.

$
Shares allotted (based on market value on June 29, 2006)	3,384,615
Total consideration	3,384,615

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price:

Net assets in Beijing Illumination at date of acquisition:

Other investment	31,516
Property, plant and equipment	3,345,249
Construction in progress	1,942,550
Inventories	1,904,917
Trade receivables	1,811,550
Prepayment and other receivables	409,414
Tax recoverable	12,009
Bank balances and cash	129,099
Trade payables	(714,815)
Accrued expenses and other payables	(562,637)
Taxation payable	(78,199)
Loan from a shareholder	(517,962)
Loan from directors	(911,207)
Short-term bank loans	(308,978)
Minority shareholders’ interests	(1,506,261)
Net assets attributable to existing shareholdings	(3,687,744)

Net assets	1,298,501

Intangible assets:
• Completed technology – AHP	294,479
- Completed technology – HID	296,232
- Trademark	144,036
- Customer lists and relationships	11,630
- Distributor list	42,753
Total intangible assets	789,130
Goodwill	1,296,984
Total consideration	3,384,615

The following table sets forth the unaudited pro forma results of operations of the Company as if the acquisition of the 76.8% interest in Beijing Illumination had occurred at the beginning of the fiscal year. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that not be obtained in the future.

Unaudited Pro Forma Results
Twelve months ended March 31, 2006 $
Revenue	6,712,976
Net loss attributable to shareholders of the Company	(3,312,923)

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

NOTE 4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Principle of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

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

Investment in Corporate Joint Venture

Corporate joint venture refers to a corporation owned and operated by a small group of businesses as a separate and specific business or project for the mutual benefit of the members of the group. The purpose of a corporate joint venture frequently is to share risks and rewards in developing a new market, product or technology; to combine complementary technological knowledge; or to pool resources in developing production or other facilities. The Company accounts for its investment in corporate joint venture using the equity method of accounting.

Investments - Restricted

The Company classifies investments in mutual funds as available-for-sale securities and carries them at market value. The unrealized holding gains and losses on these securities are excluded from earnings and are reported as a separate component of other comprehensive income or loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are reflected in unaudited condensed consolidated statement of operations.

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

Other Investment

Other investment is stated at cost less accumulated impairment loss. It represents the investment in Xianghe Aihua New Enterprise Lighting Equipment Company Ltd. (“Xianghe Aihua”), an indirect 51% owned subsidiary of Beijing illumination which is, in turn, an indirect 76.8% owned subsidiary of the Company. The control of Xianghe Aihua does not reside with the Company and the Company does not have significant influence on it. The Company is unable to obtain any updated financial statements of Xianghe Aihua. As a consequence, the results of Xianghe Aihua were not included in the unaudited condensed consolidated financial statements of the Company.

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

Goodwill

The Company accounted for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the unaudited condensed consolidated balance sheet at cost less accumulated impairment loss.

Intangible Assets

The Company acquired certain intangible assets through the acquisition of TFEMS in January 2005. These intangible assets are comprised of trademark, customer lists and relationships, and unfulfilled purchase orders. The Company also acquired certain intangible assets through the acquisition of Beijing Illumination in February 2006 and in June 2006. These intangible assets consisted of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and HID lamps, trademark, a customer base and a distributor base. The acquired trademarks were determined to have an indefinite useful life which are not subject to amortization, unless and until their useful life are determined no longer to be indefinite.

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

Equipment and Construction in Progress

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 - 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years
Factory machinery and equipment	10 - 16 years

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

Net Investment in Sales - Type Leases

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

Sale of lighting source products - The Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

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

The Company changed its reporting currency from HKD to United States dollars (“USD”) during the year ended March 31, 2006. However, HKD is pegged to USD and hence there is no translation adjustment impact on the Company’s unaudited condensed consolidated financial statements.

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

The Company relies on supplies from numerous vendors. For the quarter ended June 30, 2006, the Company had one vendor that accounted for more than 20% of total supply purchases for the period. If the vendor terminates its relationship with the Company or if the Company’s supply from a vendor is interrupted or terminated for any reason, the Company may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact the Company's ability to sell and distribute its products.

The Company’s business, assets and operations is currently focused on the sale of specialty lighting source products and electrical energy-saving products in China, and accordingly, is affected to a significant degree by any economic, political and legal developments in China.

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company reports its comprehensive income (loss) in the unaudited condensed consolidated statement of shareholders' equity (deficit).

Net Profit / (Loss) per Share

Basic net profit / (loss) per share is based on the weighted average number of shares of common stock outstanding for the period. The effects of warrants have not been included in the net loss per share computation for the three month periods ended June 30, 2006 and 2005 as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on our consolidated results of operations or financial position.

NOTE 5. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Total minimum lease payments to be received	673,501	727,431
Less: Unearned income	(32,768)	(36,838)
Net investment in sales-type leases	640,733	690,593
Current portion	(176,108)	(174,828)
Net investment in sales-type leases, less current portion	464,625	515,765

Contracted maturities of the sales-type leases as of June 30, 2006 are as follows:

Twelve months ending June 30,	$
2007	176,108
2008	180,680
2009	138,674
2010	117,392
2011	27,879
640,733

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Trade deposits	430,038	634,681
Rental, utilities and other deposits	35,382	73,942
Prepaid expenses	219,917	334,225
Tax recoverable	12,008	31,945
Staff advances	98,437	73,915
Other receivable	105,914	123,591
Others	-	41,715

	901,696	1,314,014

NOTE 7. INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Raw materials	721,318	519,621
Work in progress	61,986	954,310
Finished goods	1,585,425	2,058,671
	2,368,729	3,532,602

NOTE 8. EQUIPMENT, NET

Equipment, net consists of the following:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Testing equipment	83,715	83,715
Office equipment	500,233	479,265
Furniture and fixtures	97,317	97,317
Leasehold improvements	30,247	30,247
Motor vehicles	99,632	99,632
Energy savers	360,723	360,723
Factory machinery and equipment	3,667,055	3,667,055
Total	4,838,922	4,817,954
Less: Accumulated depreciation	(1,202,474)	(1,103,587)
Equipment, net	3,636,448	3,714,367

Equipment, net held under capital leases are summarized as follows:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Office equipment	3,702	3,702
Less: Accumulated depreciation	(1,954)	(1,028)
Equipment, net held under capital leases	1,748	2,674

Equipment, net leased under operating leases to customers is summarized as follows:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Energy savers	-	18,953
Less: Accumulated depreciation	-	(8,845)
Equipment, net leased under operating leases to customers	-	10,108

NOTE 9. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Production facilities for Xenon lights	1,066,922	1,064,062
Production facilities for AHP lamps	488,035	453,183
Others	387,594	420,115
	1,942,551	1,937,360

NOTE 10. INTANGIBLE ASSETS

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination as stated in Note 3 above.

Acquired intangible assets consist of the following:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Completed technology – AHP	1,172,616	878,137
Completed technology – HID	1,214,012	917,780
Trademark	1,186,002	1,813,175
Customer lists and relationships	1,357,109	2,502,291
Distributors list	179,350	136,597
Unfulfilled purchase orders	4,113	4,113
Total	5,113,202	6,252,093

Less: Accumulated amortization

- completed technology - AHP

- completed technology - HID

- customer lists and relationships

- distributors list

- unfulfilled purchase orders

Impairment loss on trademark

Impairment loss on customer lists and relationships

	(41,816) (76,483) (664,454) (15,177) (4,113) - -	(10,454) (19,120) (617,316) (3,794) (4,113) (771,209) (1,156,812)
Total	4,311,159	3,669,275

Amortization expenses charged to net income from operations for the three months ended June 30, 2006 and 2005 were $147,246 and $125,052, respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

Twelve months ending June 30,	$
2007	720,524
2008	720,524
2009	700,596
2010	467,002
2011	172,096
2,780,742

NOTE 11. INVESTMENT IN CORPORATE JOINT VENTURES

On February 6, 2006, the Company incorporated a joint venture company named Lightscape Macau. TTIL, a wholly-owned subsidiary of the Company, holds 50.4% of the share capital of Lightscape Macau and Luminous LED Technologies Ltd., a Hong Kong based researcher, developer, manufacturer and distributor of advanced light emitting diode, or LED, lighting products and technologies, holds the remaining 49.6% of the share capital of Lightscape Macau.

Financial statements of Lightscape Macau are summarized as follows:

Balance Sheet	June 30,	March 31,
	2006	2006
	$	$
Current assets
Cash at bank and on hand	134	135
Amounts due from related companies	77	3,213
Trade receivable	1,028,278	-
Prepayment and other current assets	-	385,604
Total current assets	1,028,489	388,952

Current liabilities
Trade payable	(867,609)	-
Amount due to a related company	(29,254)	(387,147)
Amount due to a director	(141)	(141)
Total current liabilities	(897,004)	(387,288)
Total net assets	131,485	1,664

Shareholders’ equity:
Common stock	3,213	3,213
Accumulated profit/(deficit)	128,272	(1,549)
Total shareholders’ equity	131,485	1,664

Profit and loss account

	Three months ended June 30, 2006 $	February 6, 2006 to March 31, 2006 $
Turnover	1,028,278	-
Cost of sales	(867,609)	-
Gross profit	160,669	-

General and administrative expenses	(30,848)	(1,549)

Profit / (loss) for the period	129,821	(1,549)

On June 19, 2006, the Company incorporated a joint venture company named Pro Shing. TTIL, a wholly-owned subsidiary of the Company, holds 80% of the share capital of Pro Shing and Proficiency Macau Construction Company Limited, a Macau based construction company, holds the remaining 20% of the share capital of Pro Shing.

Financial statements of Pro Shing are summarized as follows:

Balance Sheet	June 30,
2006
$

Current assets
Amounts due from related companies	12,853
Total current assets	12,853

Current liabilities
Accrued expenses and other current liabilities	(900)
Total current liabilities	(900)
Total net assets	11,953

Shareholders’ equity:
Common stock	12,853
Accumulated deficit	(900)
Total shareholders’ equity	11,953

Profit and loss account

June 19, 2006 to June 30, 2006 $

General and administrative expenses	(900)

Loss for the period	(900)

NOTE 12. SHORT-TERM BORROWINGS

The Company's short-term borrowings consist of the following:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Bank loans	1,208,721	1,370,872
Bank overdrafts	345,674	707,006
Others	185,386	-
	1,739,781	2,077,878
Weighted average interest rate on borrowings at end of quarter	8%	7.82%
At end of quarter:
Bank credit facilities	1,579,914	2,037,662
Utilized	(1,538,748)	(2,045,803)
Bank credit facilities utilized/(overutilized)	41,166	(8,141)

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

As of June 30, 2006, the above facilities are secured by the following:

(a)	All assets of TTDL amounting to $3,087,579 as of June 30, 2006;
(b)	Investments of the Company of $676,397;
(c)	Cash deposits of the Company of $225,715;
(d)	A subordination agreement from a director of the Company to subordinate the advance of $16,710 to TTDL;
(e)	The residual value on the legal charge over a property belonged to a director of the Company;
(f)	Joint and several personal guarantee from two directors of the Company and a director of one of the subsidiaries of the Company;
(g)	A personal guarantee from an independent third party of $899,743;
(h)	A letter of undertaking from TTDL in pledging 5% of its export bills proceeds;
(i)	Net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts of the Company amounting to approximately $226,395;
(j)	Cross Corporate Guarantee for $3,856,041 amongst TTHL, TTDL and GDL;
(k)	Corporate guarantee executed by a third party for the bank loan of Beijing Aihua amounting to $308,978; and
(l)	Pledging of Beijing Aihua’s machinery with fair value of approximately $1,235,911.

Other than the investments and restricted cash deposits, there is no restriction on the use of the assets collateralized for the above facilities and bank loans.

NOTE 13. OBLIGATIONS UNDER CAPITAL LEASES

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Total minimum lease payments	2,406	2,591
Less: Amounts representing interests	-	-

Present value of minimum lease payments	2,406	2,591
Less: Current portion of obligations under capital leases	(740)	(740)

Long-term portion of obligations under capital leases	1,666	1,851

The following is a summary of future minimum lease payments under capital leases as of June 30, 2006:

Twelve months ending June 30,	$
2007	740
2008	740
2009	740
2010	186

2,406

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 3 years. For the three months ended June 30, 2006, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were $nil and $962 for the three months ended June 30, 2006 and 2005, respectively.

NOTE 14. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction (loss) and gain of $(8,163) and of $1,829 for the three months ended June 30, 2006 and 2005 were included in determining net loss, for the respective quarters.

NOTE 15. INCOME TAX

The components of profit / (loss) before income tax and minority interests are as follows:

	June 30, 2006 $	June 30, 2005 $
Hong Kong	127,261	205,341
Mainland, the People’s Republic of China (“PRC”)	(169,362)	(63,599)
	(42,101)	141,742

Taxes laws applicable to the Company are as follows:

-	TTHL is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
-	Global Innovative Systems Inc. and TFEPL also had no assessable profits earned during the periods presented.
-

No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the three months ended June 30, 2006 and three months ended June 30, 2005. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

-

Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua is exempted from PRC enterprise income tax for two years starting from its first profit-making year i.e. 2004 after it became a wholly foreign owned enterprise and followed by a 50% reduction for the next three years.

-	Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the three months ended June 30, 2006 and 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the period.

NOTE 16. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was $964 and $964 for the three months ended June 30, 2006 and 2005, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities. Such leases have remaining terms of 2 to 54 months. The following is a summary of future minimum lease payments under operating leases as of June 30, 2006. Rental expense was $58,433 and $27,190 for the periods ended June 30, 2006 and 2005, respectively.

Twelve months ending June 30,

$
2007	169,377
2008	96,506
2009	96,401
2010	96,401
2011	48,201
506,886

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

NOTE 17. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

TFCL, a shareholder of the Company, paid certain expenses totaling $30,435 on behalf of the Company and the Company repaid $68,933 during the three months ended June 30, 2006.

A director of the Company advanced loans of $187,831 to the Company during the three months ended June 30, 2006. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to a director $1,435,381 for the three months ended June 30, 2006.

As of June 30, 2006, net investment in sales-type leases amounting to approximately $474,868 was collateralized for credit facilities granted to a shareholder of the Company.

During the three months ended June 30, 2006, the Company paid office rent of $11,568 to a third party which was beneficially owned by the family members of a director of a subsidiary.

The Company incurred interest expense of $25,829 payable to a shareholder of the Company for the three months ended June 30, 2006.

Pursuant to the terms of the agreements in relation to the acquisition of interest in TFEMS as mentioned in Note 3 above, a beneficial owner of TFCL has guaranteed to pay the shortfall to the Company should the net profit of TFEMS for the period from the date of acquisition to June 30, 2005 (“the guaranteed period”) fall below a warranted sum. The profits for the guaranteed period fell short of $604,546 and the Company is currently pursuing the guarantor for the enforcement of this guarantee.

A director of the Company is also the independent non-executive director of Galaxy Entertainment Group Limited, the owner of Galaxy StarWorld Hotel in Macau. Lightscape Technologies (Macau) Limited, our 50.4% owned corporate joint venture, received a Letter of Award amounting to approximately $2,250,000 for the design, supply, installation, testing and commissioning of tailor-made lighting solutions for the outside facade wall of the Galaxy StarWorld Hotel in Macau.

Related Party Balances

As of June 30, 2006, the amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured and have no fixed repayment terms. Except for an amount of

$526,448 due to a director of a subsidiary, Mr. Ko Yin, carried interest at 9.6% per annum and another amount of $517,962 due to a shareholder of the Company, Aeneas Portfolio Company LP, carried interest at 20% per annum, others are non-interest bearing. The balances related to such advances are as follows:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Amount due from a related company
Lightscape Macau	-	385,527

Amount due from a shareholder
TFCL	124,730	160,243

Amount due to a director
Bondy Tan	2,127,733	3,375,283

Amounts due to directors of a subsidiary
Ko Yin	871,362	988,333
Lam So Ying	39,845	39,845
	911,207	1,028,178

Amount due to a minority shareholder of a subsidiary
Aeneas Portfolio Company LP (“Aeneas”)	-	517,962

Amounts due to shareholders
David Yu	64,420	64,420
Aeneas	517,962	-
	582,382	64,420

Amounts due to related companies
Palun Development Limited	30,848	26,992
Luminous LED Technologies Ltd.	1,176,093	-
Pro Shing	10,283	-
Lightscape Macau	77	-
	1,217,301	26,992

Palun Development Limited is beneficially owned by the family members of a director of a subsidiary.

NOTE 18. SEGMENT INFORMATION

(i) The Company operates in two segments, namely energy savings and sales of lighting source products. The Company is engaged as a developer, manufacturer and integrator of energy saving products and technologies and provision of consulting and customer training services related to such products. In addition, the Company has expanded its business into the manufacturing and sale of lighting and specialty lighting source products.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 4). We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	June 30,	June 30,
	2006 (Unaudited) $	2005 (Unaudited) $
Net revenues:
Energy saving business	29,285	230,096
Lighting source business	1,889,229	-
	1,918,514	230,096

Interest expenses:
Energy saving business	50,977	22,214
Lighting source business	39,453	-
	90,430	22,214

Amortization of intangible assets:
Energy saving business	46,285	125,052
Lighting source business	100,961	-
	147,246	125,052

Depreciation:
Energy saving business	18,028	19,753
Lighting source business	80,859	-
	98,887	19,753

Other income:
Energy saving business	2,631	781,280
Lighting source business	72,687	-
	75,318	781,280

Income tax expenses:
Energy saving business	-	127,255
Lighting source business	93,798	-
	93,798	127,255

(ii) Geographical Information:

	June 30,	June 30,
	2006 (Unaudited) $	2005 (Unaudited) $
Total sales:
Mainland, the PRC	784,402	180,913
Hong Kong	20,689	49,183
India	102,301	-
Singapore	925,450	-
United States	14,554	-
Others	71,118	-
	1,918,514	230,096

(iii) The location of the Company’s long-lived assets excluding restricted investments is as follows:

	June 30, 2006 (Unaudited) $	March 31, 2006 (Audited) $
Hong Kong	10,328,798	8,450,664
Macau	75,832	839
Mainland, the PRC	5,409,857	5,472,991
	15,814,487	13,924,494

NOTE 19. SHARE CAPITAL AND WARRANTS

Share Capital

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

Warrants

All outstanding common stock warrants expired unexercised during the period May 17, 2006 through May 27, 2006 and the remaining balances were transferred to additional paid-in capital.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Acquisition of Tomi Fuji Energy Management Services Consultants

In October 2004, Tech Team, through one of its subsidiaries, Tech Team Investment Limited, entered into a share purchase agreement with Tomi Fuji Corporation Limited which became a shareholder of our company on January 13, 2005. Pursuant to the terms of the share purchase agreement, Tech Team acquired 100% of the issued and outstanding shares in the capital of Tomi Fuji Energy Management Services Consultants, a non-operating company that held certain intangible assets. In exchange for acquiring all of the issued and outstanding shares of Tomi Fuji Energy Management Services Consultants, Tech Team issued 4,284 ordinary shares of Tech Team Investment Limited to Tomi Fuji Corporation on October 4, 2004. On the same date, Tech Team entered into another share purchase agreement with Tomi Fuji Corporation and issued 85,285,713 ordinary shares at a deemed issue price of $0.02 per share to Tomi Fuji Corporation in exchange for its entire interest in Tech Team Investment Limited arising from first share purchase agreement in October 2004. The closing of the share exchange occurred on October 4, 2004.

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

BUSINESS OF TECH TEAM

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting. In addition, Tech Team distributes complementary energy-efficiency products which can be integrated with the Eco-Pro Energy Saver system. Tech Team also provides consulting and customer training services which enables Tech Team to offer comprehensive energy management solutions to prospective clients. Following the acquisition of a majority interest in Beijing Illumination and the formation of a joint venture involving Lightscape Technologies, our company commenced the business of offering specialty lighting products and services.

RECENT DEVELOPMENTS

Beijing Illumination

As a result of the closing of several agreements described under the heading “Acquisition of Interest in Beijing Illumination (Hong Kong) Limited,” we acquired 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination. As a result, Beijing Illumination is now a majority-owned subsidiary of our company. Following the acquisition of a majority interest in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and specialty lighting source products. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua, manufactures and sells the following three main categories of HID related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; and (3) special application HID lamps. Besides HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors.

Lightscape Technologies

On February 6, 2006, we incorporated a joint venture company named Lightscape Technologies (Macau) Limited. Tech Team Investment Limited, our wholly-owned subsidiary, holds 50.4% of the issued and outstanding shares of Lightscape Technologies. Luminous LED Technologies Ltd., a Hong Kong based researcher, developer, manufacturer and distributor of advanced LED lighting products and technologies, holds the remaining 49.6% of the issued and outstanding shares of Lightscape Technologies. Lightscape Technologies is a full service design and production company specializing in computer-aided interior set design and fabrication, lighting special effects, intelligent lighting, laser lighting and multimedia technologies. Lightscape Technologies provides innovative turnkey designs and solutions for target clients including casinos, trade shows, conventions, motion pictures and video productions, concerts and special events, as well as theaters, disco clubs and shopping malls.

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

Following the acquisition of Beijing Illumination and the formation of the Lightscape Technologies joint venture, our company diversified our business into the lighting and LED markets. The future performance of this business may materially affect the future performance of our company.

Summary of Key Results

Total net revenue for the three months ended June 30, 2006 was $1,918,514, which represents a 734% increase over the total net revenue of $230,096 for the three months ended June 30, 2005.

Operating expenses including selling and marketing expenses and general and administrative expenses for the three months ended June 30, 2006 were $1,127,243, which represents an 89% increase in operating expenses of $597,284 for the three months ended June 30, 2005.

Interest expenses for the three months ended June 30, 2006 were $90,430, which represents a 307% increase from $22,214 for the three months ended June 30, 2005.

Profit before income tax and minority interest for the three months ended June 30, 2006 was $42,101 compared to $141,742 for the three months ended June 30, 2005.

Results of Operations – Three Months Ended June 30, 2006

Our company’s net profit before tax and minority interest for the three months ended June 30, 2006 was $42,101, as compared to a net profit before tax and minority interest of $141,742 for the three months ended June 30, 2005.

Revenues and Cost of Revenues

Total net revenues for the three months ended June 30, 2006 was $1,918,514, which represents a 734% increase over the total net revenue of $230,096 for the three months ended June 30, 2005. The increase in net revenues was primarily attributable to the sale of lighting source products derived from Beijing Illumination, our recently acquired subsidiary, during the three months ended June 30, 2006.

Specifically, sale of hardware related to energy-saving systems for the three months ended June 30, 2006 decreased to $7,394, a decrease of $211,444 or 97% over the three months ended June 30, 2005. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the recent change in business focus from the sale of energy-saving products to the sale of specialty lighting products and services. Sales of lighting source products derived from our recently acquired subsidiary Beijing Illumination represented 98% of our company’s total revenue for the three months ended June 30, 2006. Our company expanded its operations into the new business segments of manufacturing and sales of lighting source products, as well as the provision of specialty lighting effects during the three months ended June 30, 2006. As a result of the increased sales of our specialty lighting products segment, we are reviewing our marketing strategy related to the promotion of our energy-saving products. We intend to implement new marketing strategies within the next twelve month period in order to increase product sales in our energy-saving segment.

Cost of revenues for the three months ended June 30, 2006 was $653,146, which represents an increase of $517,477 as compared with cost of revenues of $135,669 for the three months ended June 30, 2005. The increase in the cost of revenues during the three months ended June 30, 2006 was directly associated with the corresponding increase in the sales of lighting source products.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended June 30, 2006 was $147,246 as compared to $125,052 for the three months ended June 30, 2005.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $1,127,243 which represents an 88% increase over the operating expenses of $597,284 for the three months ended June 30, 2005. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company's operating expenses.

Selling and marketing expenses for the three months ended June 30, 2006 decreased approximately 11% to $147,319 from $165,912 for the three months ended June 30, 2005. The decrease reflects decreased costs as a result of the salaries of sales personnel of Tech Team Development and decreased advertising expenses associated with marketing campaigns and promotional activities during the period.

General and administrative expenses increased 127% during the three months ended June 30, 2006 to $979,924 from $431,372 for the three months ended June 30, 2005. The increase was mainly due to increased salaries, rental fees and consultancy fees incurred as a result of the expansion of our company’s operations, including the acquisition of Beijing Illumination. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense increased to $90,430 for the three months ended June 30, 2006 as compared to $22,214 for the three months ended June 30, 2005. The increase reflects an increase in interest bearing debt as a result of the acquisition of Beijing Illumination and the general interest rate increases in Hong Kong.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of June 30, 2006, our company had a net working capital deficit of $2,866,754 compared with a deficit of $3,011,498 as of March 31, 2006, representing a decrease in the deficit of $144,744. The cash and cash equivalents of our company decreased to $147,866 as of June 30, 2006 as compared to $158,832 as of March 31, 2006. As of June 30, 2006, our company had total credit facilities of $1,579,914 and had utilized $1,538,748 on the same date.

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

Cash Flow Related to Operating Activities

Operating activities provided cash of $517,792 for the three months ended June 30, 2006 as compared to cash used of $412,155 for the three months ended June 30, 2005. The net cash provided by operating activities was mainly due to the decrease in prepaid expenses and other current assets and the repayment from related companies.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounting to $1,740 during the three months ended June 30, 2006 as compared with $174,005 during the three months ended June 30, 2005.

Cash Flow Related to Financing Activities

Financing activities used cash of $526,712 for the three months ended June 30, 2006 as compared to cash provided of $673,674 for the three months ended June 30, 2005. Net repayment to a director and short term borrowing amounted to $1,247,550 and $338,097 respectively .and was partially financed by a net advance from a related company of $1,176,092 during the three months ended June 30, 2006

Capital Expenditures

Our company incurred capital expenditures of $20,157 during the three months ended June 30, 2006 and $25,275 for the three months ended June 30, 2005. The decrease in capital expenditures for the three months ended June 30, 2006 as compared to June 30, 2005 was mainly attributable to the purchase of office equipment. As of June 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $51,182. Our company’s principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. The monthly fixed rent is $4,694 plus a monthly service charge of $1,596. Our company also leases an office at Rooms 1108-9, 11th Floor, Tower II, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The 4,058 square feet office space serves as the base of the corporate, accounting, sales and marketing functions of Beijing Illumination. Our company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our Company also leases a facility at 1st to 4th floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, the People’s Republic of China. It serves as the base for manufacturing, research and development of the lighting and specialty lighting source products, as well as sales and marketing activity within China. The obligations of these leases are set out as follows:

	Obligations by Period

Contractual Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$506,886	$169,377	$192,907	144,602	-

Our company has entered into a capital lease arrangement for leasing equipment used in our operations. The contractual obligations as of June 30, 2006 were:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$2,406	$740	$1,480	$186	$-
Total Contractual Obligations	$2,406	$740	$1,480	$186	$-

(1) Other than as disclosed in the off-balance sheet arrangements section, set out above, there have been no material changes to the contractual obligations of our company subsequent to June 30, 2006.

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

Currently, we derive a majority of our revenues from the sale of specialty lighting products, and a minor portion of our current and expected future revenues from the sale of energy-saving products. Both the electrical energy-saving industry and the specialty lighting products and services industry are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new electrical energy-saving technology may reduce demand for our Eco-Pro Energy Saver brand. In addition, the rapid technological advancements in HID lighting products may render our current specialty lighting products obsolete. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our registered trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brands. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of trademark and trade secret laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies.

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

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a number of other skilled personnel, including persons with experience in engineering, energy management consulting and lighting system design and manufacturing. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which would have a material adverse impact on our business.

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

Our company currently relies on several vendors, one of which accounts for more than 20% of our purchases for the quarter ended June 30, 2006. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Our management oversees trends in our market industries by accessing available market information, including updated governmental policies and regulations related to such industries from time to time. Both short and long-term changes in governmental policies or regulations affecting the energy savings industry and/or the specialty lighting products industry may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

Risks Related to Our Industry

A drop in the retail price of electrical energy may have a negative effect on our business.

A customer’s decision to purchase our company’s energy saving products is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support a reasonable return on investment for our energy saving products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer has identified certain weaknesses in internal controls which the management are in the process of rectifying the weaknesses. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 21, 2006