Form 10QSB
period 2006-09-30
GLOBAL INNOVATIVE SYSTEMS INC
filed 2006-12-13
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,812,642 common shares issued and outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes [	]	No ☒

GLOBAL INNOVATIVE SYSTEMS INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

as at September 30, 2006 and March 31, 2006

Unaudited Condensed Consolidated Statements of Operations

for the three and six months ended September 30, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows

for the six months ended September 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Item 1. Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

UNAUDITED

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS Expressed in US dollars

	September 30,	March 31,
	2006	2006
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	169,141	158,832
Restricted deposits	227,349	224,092
Other investments	31,516	31,516
Trade receivables, net of allowance for doubtful accounts	2,343,248	1,312,775
of $284,773 on September 30, 2006 and $210,096 on March 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	2,451,268	-
Net investment in sales-type leases	177,135	174,828
Prepaid expenses and other current assets	932,508	1,314,014
Amount due from a shareholder	-	160,243
Amount due from a related company	-	385,527
Inventories	1,927,860	3,532,602

Total current assets	8,260,025	7,294,429

Intangible assets	4,131,028	3,669,275
Goodwill	6,160,250	4,086,888
Investment in corporate joint ventures	9,563	839
Investments – restricted	693,628	679,396
Equipment, net	3,601,728	3,714,367
Construction in progress	1,896,877	1,937,360
Net investment in sales-type leases	424,133	515,765

	16,917,207	14,603,890

TOTAL ASSETS	25,177,232	21,898,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	899,743	2,077,878
Trade payables	2,779,663	2,093,053
Amount due to a director	1,110,999	3,375,283
Amounts due to directors of a subsidiary	1,108,754	1,028,178
Amount due to a minority shareholder of a subsidiary	517,962	517,962
Amounts due to shareholders	1,270,236	64,420
Amounts due to related companies	56,555	26,992
Accrued expenses and other current liabilities	2,294,112	943,522
Current portion of obligations under capital leases	740	740
Income tax payable	365,793	177,899

Total current liabilities	10,404,557	10,305,927

Non-current liabilities:
Obligations under capital leases	1,481	1,851

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) Expressed in US dollars

	September 30,	March 31,
	2006	2006
	(Unaudited)
	$	$

Total non-current liabilities	1,481	1,851

Total liabilities	10,406,038	10,307,778
Minority interest	1,521,595	2,633,652
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
33,612,642 common shares at September 30, 2006 and
30,535,719 common shares at March 31, 2006	33,613	30,535
Common stock warrants	-	573,692
Additional paid-in capital	18,622,616	14,667,387
Accumulated other comprehensive loss	(26,794)	(40,339)
Accumulated deficit	(5,379,836)	(6,274,386)

Total shareholders' equity	13,249,599	8,956,889

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	25,177,232	21,898,319

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Expressed in US dollars

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	$	$	$	$
Revenues:
Sale of energy saving products	390,252	578,695	397,646	797,533
Sale of lighting source products	1,065,861	-	2,955,090	-
Rental income	321	964	1,285	1,928
Commission and service income	12,374	9,639	28,278	815,358
Contract revenue	5,113,093	-	5,113,093	-
Sales-type lease income	3,528	4,513	8,551	9,088

Total net revenues	6,585,429	593,811	8,503,943	1,623,907

Cost of revenues:
Sale of energy saving products	(360,632)	(482,858)	(375,361)	(617,330)
Sale of lighting source products	(844,339)	-	(1,479,827)	-
Rental income	(158)	(474)	(632)	(948)
Commission and service income	(1,399)	(723)	(3,854)	(20,306)
Contract cost	(3,330,224)	-	(3,330,224)	-
Total cost of revenues	(4,536,752)	(484,055)	(5,189,898)	(638,584)

Gross profit	2,048,677	109,756	3,314,045	985,323

Amortization of intangible assets	(180,131)	(123,406)	(327,377)	(248,458)
Selling and marketing expenses	(188,792)	(163,326)	(336,111)	(329,238)
General and administrative expenses	(704,578)	(324,166)	(1,684,502)	(755,538)

Profit/(loss) from operations	975,176	(501,142)	966,055	(347,911)
Interest expense	(76,459)	(38,593)	(166,889)	(60,807)
Interest income	1,635	1,329	3,259	11,914
Other income	341,128	(135)	416,446	5
Equity share of the result of corporate joint venture	-	-	64,710	-

Profit/(loss) before income tax and minority interests	1,241,480	(538,541)	1,283,581	(396,799)
Income tax	(109,006)	-	(202,804)	(127,255)

Net profit/(loss)	1,132,474	(538,541)	1,080,777	(524,054)
Minority interests	(14,970)	-	(186,227)	-

Net profit/(loss) attributable to shareholders of the Company	1,117,504	(538,541)	894,550	(524,054)

Basic and diluted income/(loss) per share	0.03	(0.03)	0.03	(0.03)

Weighted average number of common
shares outstanding, basic and diluted	33,612,642	19,929,489	32,116,215	19,638,289

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Expressed in US dollars

	Six Months Ended September 30,
	2006	2005
	$	$
Cash flows from operating activities:
Net profit/(loss)	894,550	(524,054)
Adjustment to reconcile net profit/(loss) to
Net cash used in operating activities:
Amortization of intangible assets	327,377	248,458
Depreciation expense	205,276	41,815
Equity share of the result of corporate joint venture	(64,710)	-
Write-off of equipment	-	5,227
Write-off of bad debts	210,846	-
Minority interest	186,227	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(150,504)	1,307,756
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,451,268)	-
Net investment in sales-type leases	89,325	28,963
Prepaid expenses and other current assets	318,969	(604,709)
Inventories	1,604,742	(491,111)
Trade payables	(180,999)	(805,337)
Amounts due from related companies	415,168	-
Accrued expenses and other current liabilities	510,590	124,801
Income tax payable	187,894	127,256

Net cash from/(used in) operating activities	2,103,483	(540,935)

Cash flows from investing activities:
Purchase of equipment	(52,152)	(42,751)
Advance to a shareholder	(78,792)	-
Cash paid for incorporation of a joint venture	(10,283)	-
Cash paid for acquisition of a subsidiary	(1,459)	-
Increase in restricted deposits	(3,257)	(1,034)

Net cash used in investing activities	(145,943)	(43,785)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) Expressed in US dollars

	Six Months Ended September 30,
	2006	2005
	$	$
Cash flows from financing activities:
Repayment of short-term borrowings and short-term debts	(1,178,135)	(128,616)
Repayment of capital lease obligations	(370)	(38,785)
Net proceeds from issuance of share capital and common stock warrants	-	1,320,828
Advances from directors of a subsidiary	80,576	-
Advance from a shareholder	2,103,257	-
Advance from a related company	-	41,533
Repayment to a related company	(687,661)	(97,927)
Advance from a director	1,155,610	743,764
Repayment to a director	(3,420,035)	(1,035,189)

Net cash (used in)/provided by financing activities	(1,946,758)	805,608

Effect of foreign exchange rates change	(473)	-

Net increase in cash and cash equivalents	10,309	220,888
Cash and cash equivalents at beginning of the period	158,832	32,694

Cash and cash equivalents at end of the period	169,141	253,582

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	166,889	60,807

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to those rules and regulations. In the opinion of the management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim unaudited consolidated financial statements have been included. The results from operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year.

The management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated March 31, 2006 financial statements and notes thereto of the Company and its subsidiaries included in the Company’s annual report on Form 10-KSB filed July 14, 2006.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

Global Innovative Systems Inc., and its subsidiaries (collectively referred to as the “Company”) is principally engaged as a developer, manufacturer and integrator of energy saving products and technologies and the provision of consulting and customer training services. In addition, the Company engaged in the manufacture and distribution of lighting source products as well as the provision of LED lighting effect services following the acquisitions of Beijing Illumination (Hong Kong) Limited and the formation of Lightscape Technologies (Macau) Limited.

The principal subsidiaries / corporate joint ventures of the Company as of September 30, 2006 include the following:

	Date of	Place of	Percentage of
Name of subsidiary / corporate joint venture	incorporation	incorporation	effective ownership

Tech Team Holdings Limited (“TTHL”)	February 15, 2002	The Cayman Islands	100

Tech Team Investment Limited (“TTIL”)	March 24, 2000	The British Virgin	100
		Islands

Tech Team Development (Zhuhai) Limited	August 23, 2002	The People's Republic	100
(“TT (Zhuhai)”)		of China

Tech Team Development Limited (“TTDL”)	October 22, 1999	Hong Kong	100

Tech Team Engineering Limited (“TTEL”)	August 23, 2000	Hong Kong	100

Grandplex Development Limited (“GDL”)	January 18, 1999	Hong Kong	100

Tech Team China Limited (“TTCL”)	May 22, 2002	The British Virgin Island	100

Tomi Fuji Energy Management	March 10, 2004	Hong Kong	100

Services Consultants Limited (“TFEMS”)

Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”)	October 11, 2002	Hong Kong	76.8

Beijing Aihua New Enterprise Lighting	July 26, 1999	The People's Republic	76.8
Appliance Company Limited (“Beijing Aihua”)		of China

Tomi Fuji Energy Pte. Limited (“TFEPL”)	December 17, 2004	Singapore	80

Powerland Technology Limited (“PTL”)	September 8, 2005	The British Virgin Island	100

Lightscape Technologies (Macau) Limited (“Lightscape Macau”)	February 6, 2006	Macau	100

Pro Shing Construction Team Macau Limited (“Pro Shing”)	June 19, 2006	Macau	80

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the unaudited condensed consolidated financial statements, the Company has a net working capital deficit of $2,144,532 as of September 30, 2006. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales. These factors, among others, indicate that the Company may be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Following the closing of the acquisition of interests in Beijing Illumination on February 27, 2006, the Company expanded its business into the manufacturing and sale of lighting and specialty lighting source products.

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

In aggregate, the Company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of September 30, 2006.

$
Shares allotted (based on market value on June 29, 2006)	3,384,615
Total consideration	3,384,615

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price:

Net assets in Beijing Illumination at date of acquisition:

Other investment	31,516
Property, plant and equipment	3,345,249
Construction in progress	1,942,550
Inventories	1,904,917
Trade receivables	1,811,550
Prepayment and other receivables	409,414
Tax recoverable	12,009
Bank balances and cash	129,099
Trade payables	(714,815)
Accrued expenses and other payables	(562,637)
Taxation payable	(78,199)
Loan from a shareholder	(517,962)
Loan from directors	(911,207)
Short-term bank loans	(308,978)
Minority shareholders’ interests	(1,506,261)
Net assets attributable to existing shareholdings	(3,687,744)

Net assets	1,298,501

Intangible assets:
- Completed technology – AHP	294,479
- Completed technology – HID	296,232
- Trademark	144,036
- Customer lists and relationships	11,630
- Distributor list	42,753
Total intangible assets	789,130
Goodwill	1,296,984
Total consideration	3,384,615

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

Acquisition of Additional Interest in Lightscape Macau

Pursuant to a Transfer of Shareholder’s Rights Agreement and an Authorization letter, the Company, through its wholly-owned subsidiary TTDL, obtained the beneficial interest in 49.6% of the registered share capital of Lightscape Macau. The above arrangements made were solely implemented to facilitate a rapid transfer of ownership of Lightscape Macau before the legal title changes.

Pursuant to a Sale and Purchase Agreement dated September 29, 2006 by and among the Company, Albert Yee Tat Chan and Luminous LED Technologies Limited (the “Vendors”) and Michelle Siu Kwan Lam and Joseph Sui Kei Lam (the “Guarantors”), the Company acquired legally 49.6% of the registered share capital of Lightscape Macau from Albert Yee Tat Chan as registered owner and Luminous LED Technologies Limited as beneficial owner in consideration for the payment of MOP12,400 and the issuance of 1,200,000 common shares by the Company to Albert Yee Tat Chan (the “Consideration Shares”). In aggregate, the Company owns 100% of the registered share capital of Lightscape Macau as of September 29, 2006.

Immediately upon the completion of the Sale and Purchase Agreement, the Considerations Shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006 among the Company, the Vendors and Clark Wilson LLP as the escrow agent. Pursuant to the terms and conditions of the Sale and Purchase Agreement and the Escrow Agreement, all of the Consideration Shares shall be released to the Vendors upon the determination that the net profit of Lightscape Macau and its subsidiaries is not less than HK$20,000,000 over the period October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau and its subsidiaries is less than HK$20,000,000, the percentage of the Consideration Shares equalling to the percentage of the shortfall from HK$20,000,000 shall be released by the escrow agent not to the Vendors but to the Company for cancellation, with the balance of the Consideration Shares to be released to the Vendors; if there is no net profit for Lightscape Macau and its subsidiaries, all of the Consideration Shares shall be released to the Company for cancellation and the Company will be absolutely released from the obligation to deliver the Consideration Shares.

Following the closing of the acquisition of interests in Lightscape Macau on September 30, 2006, the Company expanded its business into the provision of full service lighting designed solutions including interior set design and fabrication, computer-controlled special effects, intelligent lighting, laser and multimedia technologies.

$
Shares allotted (based on market value on October 2, 2006)	840,000
Cash consideration	1,590
Total consideration	841,590

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price:

Net assets in Lightscape Macau at date of acquisition:

Accounts receivable	1,028,278
Bank balances and cash	135
Accounts payable	(867,609)
Amount due to related companies	(29,177)
Amount due to a director	(141)

Net assets	131,486
Equity share of profits before acquisition	(64,651)
Capital contributed by the Company before acquisition	(1,623)
Goodwill	776,378
Total consideration	841,590

At the date of acquisition of Lightscape Macau, management made its best estimate of the allocations of the fair value assigned to intangibles and has categorized the value of $776,378 attributed to goodwill for the acquisition. A final analysis and determination will be made during fiscal year 2006/07.

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

Sale of energy saving products - The Company sells its products directly to end users with installation (“Direct Sales Contracts”) and through distributors (“Trading Contracts”). Direct Sales Contracts revenue from hardware sales or sales-type leases is recognized when the product is delivered to the customer and related installation is completed when there are no unfulfilled Company obligations that affect the customer's final acceptance of the arrangement and when all other revenue recognition criteria are met. Revenue from Trading Contracts is recognized when the product is delivered and title is transferred and when all other revenue recognition criteria are met.

Sale of lighting source products - The Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

Contract revenue from lighting design solutions - Revenue is primarily recognized on the “percentage of completion” method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred to date to estimated total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those other indirect costs related to contract performance including, but not limited to, indirect labor, subcontract costs and supplies. General and administrative costs are charged to expense as incurred.

The Company has contracts that may extend over more than one year; therefore, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts, which require the revisions, become known.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company does not record any income from claims until the claims have been received or awarded.

Revenues recognized in excess of amounts billed are recorded as a current asset under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.” Billings in excess of revenues recognized are recorded as a current liability under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts.”

In accordance with construction industry practice, the Company reports in current assets and liabilities those amounts relating to construction contracts realizable and payable over a period in excess of one year.

Fees for the management of certain contracts are recognized when services are provided.

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

Foreign Currency Translation

The functional currency of the Company is in Hong Kong dollars (“HKD”). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the condensed consolidated statements of operations as a component of current period earnings.

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

Other than the two largest customers who accounted for approximately 60% and 30% of the Company’s total revenue for the six-month periods ended September 30, 2006, no single external customer exceeded 10% of the Company’s total revenue for the six-month periods ended September 30, 2006.

The Company relies on supplies from numerous vendors. For the quarter ended September 30, 2006, the Company had one vendor that accounted for more than 29% of total supply purchases for the period. If the vendor terminates its relationship with the Company or if the Company’s supply from a vendor is interrupted or terminated for any reason, the Company may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact the Company's ability to sell and distribute its products.

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

Net Profit / (Loss) per Share

Basic net profit / (loss) per share is based on the weighted average number of shares of common stock outstanding for the period. The effects of warrants have not been included in the net profit / (loss) per share computation for the six month periods ended September 30, 2006 and 2005 as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company’s management has not evaluated the impact of this pronouncement on the Company’s financial statements.

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

The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company’s financial statement presentation and disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company is reviewing SFAS No. 157 to determine what effect, if any, its adoption will have on the Company’s financial statement presentation and disclosures.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”, which is effective for fiscal years beginning after December 15, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is reviewing SFAS No. 158 to determine what effect, if any, its adoption will have on the Company’s financial statement presentation and disclosures.

NOTE 5. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2006 and March 31, 2006 are summarized as follows:

	September, 2006 (Unaudited) $	March 31, 2006 $
Cumulative costs incurred on uncompleted contracts	4,075,566	-
Cumulative estimated earnings to date	2,065,804	-
	6,141,370	-
Less: Billings to date	(3,690,102)	-
	2,451,268	-

NOTE 6. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Total minimum lease payments to be received	631,850	727,431
Less: Unearned income	(30,582)	(36,838)
Net investment in sales-type leases	601,268	690,593
Current portion	(177,135)	(174,828)
Net investment in sales-type leases, less current portion	424,133	515,765

Contracted maturities of the sales-type leases as of September 30, 2006 are as follows:

Twelve months ending September 30,	$
2007	177,135
2008	177,236
2009	129,142
2010	104,828
2011	12,927
601,268

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Trade deposits	272,529	634,681
Rental, utilities and other deposits	36,025	73,942
Prepaid expenses	271,093	334,225

Tax recoverable	-	31,945
Staff advances	157,638	73,915
Other receivable	195,223	123,591
Others	-	41,715

	932,508	1,314,014

NOTE 8. INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Raw materials	675,690	519,621
Work in progress	553,260	954,310
Finished goods	698,910	2,058,671
	1,927,860	3,532,602

NOTE 9. EQUIPMENT, NET

Equipment, net consists of the following:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Testing equipment	83,715	83,715
Office equipment	500,231	479,265
Furniture and fixtures	97,317	97,317
Leasehold improvements	30,247	30,247
Motor vehicles	99,632	99,632
Energy savers	360,723	360,723
Factory machinery and equipment	3,738,726	3,667,055
Total	4,910,591	4,817,954
Less: Accumulated depreciation	(1,308,863)	(1,103,587)
Equipment, net	3,601,728	3,714,367

Equipment, net held under capital leases are summarized as follows:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Office equipment	3,702	3,702
Less: Accumulated depreciation	(2,880)	(1,028)
Equipment, net held under capital leases	822	2,674

Equipment, net leased under operating leases to customers is summarized as follows:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Energy savers	-	18,953
Less: Accumulated depreciation	-	(8,845)
Equipment, net leased under operating leases to customers	-	10,108

NOTE 10. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Production facilities for Xenon lights	1,064,062	1,064,062
Production facilities for AHP lamps	494,294	453,183
Others	338,521	420,115
	1,896,877	1,937,360

NOTE 11. INTANGIBLE ASSETS

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination as stated in Note 3 above.

Acquired intangible assets consist of the following:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Completed technology – AHP	1,172,616	878,137
Completed technology – HID	1,214,012	917,780
Trademark	1,186,002	1,813,175
Customer lists and relationships	1,357,109	2,502,291
Distributors list	179,350	136,597
Unfulfilled purchase orders	4,113	4,113
Total	5,113,202	6,252,093

Less: Accumulated amortization

- completed technology - AHP

- completed technology - HID

- customer lists and relationships

- distributors list

- unfulfilled purchase orders

Impairment loss on trademark

Impairment loss on customer lists and relationships

	(83,695) (152,357) (711,885) (30,124) (4,113) - -	(10,454) (19,120) (617,316) (3,794) (4,113) (771,209) (1,156,812)
Total	4,131,028	3,669,275

Amortization expenses charged to net income from operations for the six months ended September 30, 2006 and 2005 were $327,377 and $248,458, respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

Twelve months ending September 30,	$
2007	720,524
2008	720,524
2009	690,401
2010	369,527
2011 and thereafter	444,050
2,945,026

NOTE 12. INVESTMENT IN CORPORATE JOINT VENTURES

On June 19, 2006, the Company incorporated a joint venture company named Pro Shing. TTIL, a wholly-owned subsidiary of the Company, holds 80% of the share capital of Pro Shing and Proficiency Macau Construction Company Limited, a Macau based construction company, holds the remaining 20% of the share capital of Pro Shing.

Financial statements of Pro Shing are summarized as follows:

Balance Sheet	September 30,
2006
$

Current assets
Amounts due from related companies	12,853
Total current assets	12,853

Current liabilities
Accrued expenses and other current liabilities	(900)
Total current liabilities	(900)
Total net assets	11,953

Shareholders’ equity:
Common stock	12,853
Accumulated deficit	(900)
Total shareholders’ equity	11,953

Profit and loss account

Three Months Ended September 30, 2006 $

General and administrative expenses	-

Loss for the period	-

As Pro Shing is dormant and insignificant to the Company, it has not been consolidated.

NOTE 13. SHORT-TERM BORROWINGS

The Company's short-term borrowings consist of the following:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Bank loans	899,743	1,370,872
Bank overdrafts	-	707,006
	899,743	2,077,878
Weighted average interest rate on borrowings at end of quarter	8.25%	7.82%
At end of quarter:
Bank credit facilities	899,743	2,037,662
Utilized	(899,743)	(2,045,803)
Bank credit facilities utilized / (overutilized)	-	(8,141)

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

As of September 30, 2006, the above facilities are secured by the following:

(a)	All assets of TTDL amounting to $3,170,112 as of September 30, 2006;
(b)	Investments of the Company of $693,628;
(c)	Cash deposits of the Company of $227,349;
(d)	A subordination agreement from a director of the Company to subordinate the advance of $16,710 to TTDL;
(e)	The residual value on the legal charge over a property belonging to a director of the Company;
(f)	Joint and several personal guarantee from two directors of the Company and a director of one of the subsidiaries of the Company;
(g)	A personal guarantee from an independent third party of $899,743;
(h)	A letter of undertaking from TTDL in pledging 5% of its export bills proceeds;
(i)	Net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts of the Company amounting to approximately $221,047;
(j)	Cross Corporate Guarantee for $385,604 amongst TTHL, TTDL and GDL.

Other than the investments and restricted cash deposits, there is no restriction on the use of the assets collateralized for the above facilities and bank loans.

NOTE 14. OBLIGATIONS UNDER CAPITAL LEASES

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Total minimum lease payments	2,221	2,591
Less: Amounts representing interests	-	-

Present value of minimum lease payments	2,221	2,591
Less: Current portion of obligations under capital leases	(740)	(740)

Long-term portion of obligations under capital leases	1,481	1,851

The following is a summary of future minimum lease payments under capital leases as of September 30, 2006:

Twelve months ending September 30,	$
2007	740
2008	740
2009	741
2010 and thereafter	-
2221

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 3 years. For the six months ended September 30, 2006, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were $nil and $1,924 for the six months ended September 30, 2006 and 2005, respectively.

NOTE 15. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction loss of $11,685 and of $3,793 for the six months ended September 30, 2006 and 2005 were included in determining net profit / (loss), for the respective periods.

NOTE 16. INCOME TAX

The components of profit / (loss) before income tax and minority interests are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	$	$	$	$
Hong Kong	(421,074)	(512,048)	(548,335)	(306,706)
Macau	1,843,886	-	1,843,886	-
Mainland, the People’s Republic of China (“PRC”)	(181,332)	(26,493)	(11,970)	(90,093)
	1,241,480	(538,541)	1,283,581	(396,799)

Taxes laws applicable to the Company are as follows:

-	TTHL is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
-	Global Innovative Systems Inc. and TFEPL also had no assessable profits earned during the periods presented.
-

No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the six months ended September 30, 2006 and 2005. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

-	Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua is exempted from PRC enterprise income tax for two years starting from its first profit-making year i.e.

2004 after it became a wholly foreign owned enterprise and followed by a 50% reduction for the next three years.

-	Lightscape Macau is a company incorporated in Macau Special Administrative Region, which is subjected to progressive tax rate charging at a rate of 12% in maximum.
-	Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the six months ended September 30, 2006 and 2005 represents the provision for current income tax of the subsidiaries operating in Hong Kong and has been calculated at 17.5% of the estimated assessable profit for the period.

NOTE 17. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was $1,285 and $1,928 for the six months ended September 30, 2006 and 2005, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities. Such leases have remaining terms of 4.5 to 5 years. The following is a summary of future minimum lease payments under operating leases as of September 30, 2006. Rental expense was $99,400 and $54,380 for the six month periods ended September 30, 2006 and 2005, respectively.

Twelve months ending September 30,

$
2007	180,794
2008	96,401
2009	96,401
2010	96,401
2011	24,100
494,097

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

NOTE 18. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

TFCL, a shareholder of the Company, paid certain expenses totaling $239,504 on behalf of the Company and the Company repaid $78,792 during the six months ended September 30, 2006.

A director of the Company advanced loans of $1,155,610 to the Company during the six months ended September 30, 2006. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to a director $3,420,035 for the six months ended September 30, 2006.

As of September 30, 2006, net investment in sales-type leases amounting to approximately $441,133 was collateralized for credit facilities granted to a shareholder of the Company.

During the six months ended September 30, 2006, the Company paid office rent of $23,136 to a third party which was beneficially owned by the family members of a director of a subsidiary.

The Company incurred interest expense of $52,225 payable to a shareholder of the Company for the six months ended September 30, 2006.

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

A director of the Company is also the independent non-executive director of Galaxy Entertainment Group Limited, the owner of Galaxy StarWorld Hotel in Macau. Lightscape Macau, a wholly-owned subsidiary of the Company, received a Letter of Award amounting to approximately $4,485,861 for the design, supply, installation, testing and commissioning of tailor-made lighting solutions for the outside facade wall of the Galaxy StarWorld Hotel in Macau during the six months ended September 30, 2006.

Related Party Balances

As of September 30, 2006, the amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured and have no fixed repayment terms. Except for an amount of $526,448 due to a director of a subsidiary, Mr. Ko Yin, carried interest at 9.6% per annum and another amount of $517,962 due to a shareholder of the Company, Aeneas Portfolio Company LP, carried interest at 20% per annum, others are non-interest bearing. The balances related to such advances are as follows:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Amount due from a shareholder
TFCL	-	160,243

Amount due from a related company
Lightscape Macau	-	385,527

Lightscape Macau had been 100% acquired by the Company see Note 3.

Amount due to a director
Bondy Tan	1,110,999	3,375,283

Amounts due to directors of a subsidiary
Ko Yin	1,068,909	988,333
Lam So Ying	39,845	39,845
	1,108,754	1,028,178

Amount due to a minority shareholder of a subsidiary
Aeneas Portfolio Company LP (“Aeneas”)	517,962	517,962

Amounts due to shareholders
David Yu	64,420	64,420

Luminous LED Technologies Ltd.	1,205,347	-
TFCL	469	-
	1,270,236	64,420

Amounts due to related companies
Palun Development Limited	46,272	26,992
Pro Shing	10,283	-
	56,555	26,992

Palun Development Limited is beneficially owned by the family members of a director of a subsidiary.

NOTE 19. SEGMENT INFORMATION

(i) The Company operates in three segments, namely energy savings, sales of lighting source products and the provision for full service lighting design solutions. The Company is engaged as a developer, manufacturer and integrator of energy saving products and technologies and provision of consulting and customer training services related to such products. In addition, the Company has expanded its business into the manufacturing and sale of lighting and specialty lighting source products. The acquisition of Lightscape Macau expanded the business of the Company to provide full service lighting design solutions including interior set design and fabrication, computer-controlled special effects, intelligent lighting, laser and multimedia technologies.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 4). We evaluate performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Six Months Ended September 30,
	2006 (Unaudited) $	2005 (Unaudited) $	2006 (Unaudited) $	2005 (Unaudited) $
Net revenues:
Energy saving business	406,475	1,393,811	435,760	1,623,907
Lighting source business	1,065,861	-	2,955,090	-
Lighting design solutions	5,113,093	-	5,113,093	-
	6,585,429	1,393,811	8,503,943	1,623,907

Interest expenses:
Energy saving business	25,443	38,593	76,420	60,807
Lighting source business	51,016	-	90,469	-
	76,459	38,593	166,889	60,807

Amortization of intangible assets:
Energy saving business	46,286	123,406	92,571	248,458
Lighting source business	133,845	-	234,806	-
	180,131	123,406	327,377	248,458

Depreciation:
Energy saving business	16,867	22,062	34,895	41,815
Lighting source business	89,520	-	170,379	-

	106,387	22,062	205,274	41,815

Other income:
Energy saving business	43,510	(781,275)	46,141	5
Lighting source business	297,618	-	370,305	-
	341,128	(781,275)	416,446	5

Income tax expenses:
Energy saving business	17,836	-	17,836	127,255
Lighting source business	(45,278)	-	48,520	-
Lighting design solutions	136,448	-	136,448	-
	109,006	-	202,804	127,255

(ii) Geographical Information:

	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Six Months Ended September 30,
	2006 (Unaudited) $	2005 (Unaudited) $	2006 (Unaudited) $	2005 (Unaudited) $
Total sales:
Mainland, the PRC	1,060,469	398,246	1,844,871	244,747
Hong Kong	39,437	195,565	60,126	1,379,160
India	120,813	-	223,114	-
Singapore	-	-	925,450	-
United States	7,653	-	22,207	-
Macau	5,113,093	-	5,113,093	-
Others	243,964	-	315,082	-
	6,585,429	593,811	8,503,943	1,623,907

(iii) The location of the Company’s long-lived assets excluding restricted investments is as follows:

	September 30, 2006 (Unaudited) $	March 31, 2006 $
Hong Kong	11,052,954	8,450,664
Macau	9,562	839
Mainland, the PRC	5,161,063	5,472,991
	16,223,579	13,924,494

NOTE 20. SHARE CAPITAL AND WARRANTS

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

Pursuant to a Sale and Purchase Agreement dated September 29, 2006 by and among the Company, Albert Yee Tat Chan and Luminous LED Technologies Limited (the “Vendors”) and Michelle Siu Kwan Lam and Joseph Sui Kei Lam (the “Guarantors”), the Company acquired 49.6% of the registered share capital of Lightscape Macau from Albert Yee Tat Chan as registered owner and Luminous LED Technologies Limited as beneficial owner in consideration for the payment of MOP12,400 and the issuance of 1,200,000 common shares by the Company to Albert Yee Tat Chan (the “Consideration Shares”). In aggregate, the Company owns 100% of the registered share capital of Lightscape Macau as of September 30, 2006.

Immediately upon the completion of the Sale and Purchase Agreement, the Considerations Shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006 among the Company, the Vendors and Clark Wilson LLP as the escrow agent. Pursuant to the terms and conditions of the Sale and Purchase Agreement and the Escrow Agreement, all of the Consideration Shares shall be released to the Vendors upon the determination that the net profit of Lightscape Macau and its subsidiaries is not less than HK$20,000,000 over the period October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau and its subsidiaries is less than HK$20,000,000, the percentage of the Consideration Shares equal to the percentage of the shortfall from HK$20,000,000 shall be released by the escrow agent not to the Vendors but to the Company for cancellation, with the balance of the Consideration Shares to be released to the Vendors; if there is no net profit for Lightscape Macau and its subsidiaries, all of the Consideration Shares shall be released to the Company for cancellation and the Company will be absolutely released from the obligation to deliver the Consideration Shares.

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

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting. In addition, Tech Team distributes complementary energy-efficiency products which can be integrated with the Eco-Pro Energy Saver system. Tech Team also provides consulting and customer training services which enables Tech Team to offer comprehensive energy management solutions to prospective clients. Following the acquisition of a majority interest in Beijing Illumination and the formation of a joint venture involving Lightscape Macau, our company commenced the business of offering specialty lighting products and services.

Acquisition of Majority Interest in Beijing Illumination

Pursuant to a Sale and Purchase Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) by and among our company, Glory Goal Investments Limited and Ko Yin, our company acquired 26.0% of the shares of Beijing Illumination on February 27, 2006. As consideration for the 26.0% interest in Beijing Illumination, our company issued to Glory Goal 1,750,000 common shares of our company and paid to Glory Goal $1,928,021 (approximately HK$15,000,000) in cash.

Pursuant to an Option Deed Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) and pursuant to a Supplemental Deed Agreement dated February 22, 2006, both by and among our company, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited and Ko Yin, our company acquired an additional 30.8% of the shares of Beijing Illumination on February 27, 2006 in exchange for the issuance of an aggregate 8,856,230 common shares of our company to Admire Fame, Gain Huge and Splendid Fortune.

Pursuant to a Purchase Agreement dated March 29, 2006 by and among our company and Aeneas Portfolio Management LP, our company acquired 5.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,250,000 common shares of our company to Aeneas.

Pursuant to a Purchase Agreement dated April 3, 2006 by and among our company and Aeneas, our company acquired an additional 15.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,826,923 common shares of our company to Aeneas.

In aggregate, our company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of September 30, 2006. As a result, Beijing Illumination is now a majority-owned subsidiary of our company. Following the acquisition of a majority interest in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and specialty lighting source products. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua, manufactures and sells the following three main categories of HID related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; and (3) special application HID lamps. Besides HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors.

Acquisition of Lightscape Macau

On February 6, 2006, we incorporated a joint venture company named Lightscape Technologies (Macau) Limited. Tech Team Investment Limited, our wholly-owned subsidiary, held 50.4% of the issued and outstanding shares of Lightscape Macau.

Pursuant to a Sale and Purchase Agreement dated September 29, 2006, by and among our company, Albert Yee Tat Chan, Luminous LED Technologies Limited as vendors and Michelle Siu Kwan Lam and Joseph Sui Kei Lam as guarantors, our company acquired the remaining 49.6% of the registered share capital of Lightscape Macau from Albert Yee Tat Chan as registered owner and Luminous LED Technologies as beneficial owner in consideration for the payment of MOP12,400 and the issuance of 1,200,000 common shares by our company to Albert Yee Tat Chan.

Immediately upon the completion of the Sale and Purchase Agreement, the 1,200,000 common shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006, among our company, the vendors and Clark Wilson LLP as the escrow agent. Pursuant to the terms and conditions of the Sale and Purchase Agreement and the Escrow Agreement, all of the common shares shall be released to the vendors so long as the net profit of Lightscape Macau and its subsidiaries is not less than HK$20,000,000 during the period October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau and its subsidiaries is less than HK$20,000,000 during this period, a percentage of the common shares currently held in escrow equal to the percentage of the shortfall in net profit will be released by the escrow agent for immediate cancellation by our company, with the balance of the common shares to be released to the vendors. If Lightscape Macau fails to generate any net profit during the period, all of the escrowed shares will be released by the escrow agent for immediate cancellation by our company. In aggregate, our company owned 100% of the registered share capital of Lightscape Macau as of September 30, 2006.

Lightscape Macau is a full service design and production company specializing in computer-aided interior set design and fabrication, special effects lighting, intelligent lighting, laser lighting and multimedia technologies. Lightscape Macau provides innovative turnkey designs and solutions for target clients including casinos, trade shows, conventions, motion pictures and video productions, concerts and special events, as well as theaters, disco clubs and shopping malls.

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

Following the acquisitions of Beijing Illumination and Lightscape Macau, our company diversified our business into the lighting and LED markets. The future performance of this business may materially affect the future performance of our company.

Summary of Key Results

Total net revenue for the six months ended September 30, 2006 was $8,503,943, which represents a 424% increase over the total net revenue of $1,623,907 for the six months ended September 30, 2005.

Operating expenses including selling and marketing expenses and general and administrative expenses for the six months ended September 30, 2006 were $2,020,613, which represents an 86% increase in operating expenses of $1,084,776 for the six months ended September 30, 2005.

Interest expenses for the six months ended September 30, 2006 were $166,889, which represents a 174% increase over $60,807 for the six months ended September 30, 2005.

Net profit before income tax and minority interest for the six months ended September 30, 2006 was $1,283,581 compared to a net loss of $396,799 for the six months ended September 30, 2005.

Results of Operations – Three Months Ended September 30, 2006

Our company’s net profit before tax and minority interest for the three months ended September 30, 2006 was $1,241,480, as compared to a net loss before tax and minority interest of $538,541 for the three months ended September 30, 2005. The increase in net profit is primarily attributable to the increase in revenues from the sale of lighting source products by recently-acquired subsidiary Beijing Illumination, and by the increase in revenues from the provision of lighting design solutions by Lightscape Macau during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Revenues and Cost of Revenues

Total net revenues for the three months ended September 30, 2006 was $6,585,429, which represents a 1,009% increase over the total net revenue of $593,811 for the three months ended September 30, 2005. The increase in net revenues was primarily attributable to the sale of lighting source products derived from Beijing Illumination and the contract revenue from the provision of lighting design solutions by Lightscape Macau, which subsidiaries were recently acquired, during the three months ended September 30, 2006.

Specifically, sale of hardware products related to our energy-saving systems decreased $188,443 or 33% to $390,252 for the three months ended September 30, 2006 from $578,695 during the three months ended September 30, 2005. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the recent change in business focus from the sale of energy-saving products to the sale of specialty lighting products and services and the provision of lighting design solutions services. Sales of lighting source products derived from Beijing Illumination and contract revenue derived from Lightscape Macau represented 16% and 78% of our company’s total revenue for the three months ended September 30,

2006, respectively. Our company expanded our operations into the new business segments of manufacturing and sales of lighting source products, as well as the provision of specialty lighting effects during the three months ended September 30, 2006. As a result of the increased sales of our specialty lighting products segment, we are reviewing our marketing strategy related to the promotion of our energy-saving products. We intend to implement new marketing strategies within the next twelve month period in order to increase product sales in our energy-saving segment.

Cost of revenues for the three months ended September 30, 2006 was $4,536,752, which represents an increase of $4,052,697 as compared with cost of revenues of $484,055 for the three months ended September 30, 2005. The increase in the cost of revenues during the three months ended September 30, 2006 was directly associated with the corresponding increase in the sales of lighting source products, and the increase in contract costs for lighting design solutions provided by Lightscape Macau.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended September 30, 2006 was $180,131 as compared to $123,406 for the three months ended September 30, 2005.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 were $893,370 which represents an 83% increase over the operating expenses of $487,492 for the three months ended September 30, 2005. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company's operating expenses.

Selling and marketing expenses for the three months ended September 30, 2006 increased approximately 16% to $188,792 from $163,326 for the three months ended September 30, 2005. The increase was a net effect of (1) the decrease in salaries of sales personnel of Tech Team Development and the decrease in advertising expenses associated with marketing campaigns and promotional activities during the period and (2) the incorporation of selling and marketing expenses from Beijing Illumination.

General and administrative expenses increased 117% during the three months ended September 30, 2006 to $704,578 from $324,166 for the three months ended September 30, 2005. The increase was mainly due to increased salaries, rental fees and consultancy fees incurred as a result of the expansion of our company’s operations, including the acquisitions of Beijing Illumination and Lightscape Macau. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense increased to $76,459 for the three months ended September 30, 2006 as compared to $38,593 for the three months ended September 30, 2005. The increase reflects an increase in interest bearing debt as a result of the acquisition of Beijing Illumination and general interest rate increases in Hong Kong.

Results of Operations – Six Months Ended September 30, 2006

Our company’s net profit before tax and minority interest for the six months ended September 30, 2006 was $1,283,581, as compared to a net loss before tax and minority interest of $396,799 for the six months ended September 30, 2005.

Revenues and Cost of Revenues

Total net revenues for the six months ended September 30, 2006 was $8,503,943, which represents a 424% increase over the total net revenue of $1,623,907 for the six months ended September 30, 2005. The increase in net revenues was primarily attributable to the sale of lighting source products derived from

Beijing Illumination and the contract revenue from the provision of lighting design solutions by Lightscape Macau, which subsidiaries were recently acquired, during the six months ended September 30, 2006.

Specifically, sale of hardware products related to our energy-saving systems decreased $399,887 or 50% to $397,646 during the six months ended September 30, 2006 from $797,533 during the six months ended September 30, 2005. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the recent change in business focus from the sale of energy-saving products to the sale of specialty lighting products and services. Sales of lighting source products derived from our recently acquired subsidiary Beijing Illumination and contract revenue derived from Lightscape Macau represented 35% and 60% of our company’s total revenue for the six months ended September 30, 2006. Our company expanded our operations into the new business segments of manufacturing and sales of lighting source products, as well as the provision of specialty lighting effects during the six months ended September 30, 2006. As a result of the increased sales of our specialty lighting products segment, we are reviewing our marketing strategy related to the promotion of our energy-saving products. We intend to implement new marketing strategies within the next twelve-month period in order to increase product sales in our energy-saving segment.

Cost of revenues for the six months ended September 30, 2006 was $5,189,898, which represents an increase of $4,551,314 as compared with cost of revenues of $638,584 for the six months ended September 30, 2005. The increase in the cost of revenues during the six months ended September 30, 2006 was directly associated with the corresponding increase in the sales of lighting source products, and the increase in contract costs for lighting design solutions provided by Lightscape Macau.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the six months ended September 30, 2006 was $327,377 as compared to $248,458 for the six months ended September 30, 2005.

Operating Expenses

Operating expenses for the six months ended September 30, 2006 were $2,020,613 which represents an 86% increase over the operating expenses of $1,084,776 for the six months ended September 30, 2005. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company's operating expenses.

Selling and marketing expenses for the six months ended September 30, 2006 increased approximately 2% to $336,111 from $329,238 for the six months ended September 30, 2005. The increase was a net effect of (1) the decrease in salaries of sales personnel of Tech Team Development and the decrease in advertising expenses associated with marketing campaigns and promotional activities during the period and (2) the incorporation of selling and marketing expenses from Beijing Illumination.

General and administrative expenses increased 123% during the six months ended September 30, 2006 to $1,684,502 from $755,538 for the six months ended September 30, 2005. The increase was mainly due to increased salaries, rental fees and consultancy fees incurred as a result of the expansion of our company’s operations, including the acquisitions of Beijing Illumination and Lightscape Macau. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense increased to $166,889 for the six months ended September 30, 2006 as compared to $60,807 for the six months ended September 30, 2005. The increase reflects an increase in interest bearing debt as a result of the acquisition of Beijing Illumination and the general interest rate increases in Hong Kong.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of September 30, 2006, our company had a net working capital deficit of $2,144,532 compared with a deficit of $3,011,498 as of March 31, 2006, representing a decrease in the deficit of $866,966. The cash and cash equivalents of our company increased to $169,141 as of September 30, 2006 as compared to $158,832 as of March 31, 2006. As of September 30, 2006, our company had total credit facilities of $899,743 and had utilized $899,743 on the same date.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents, cash provided by operating activities, if any, and our unused credit facilities will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of equity securities. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. These factors, among others, indicate that our company may be unable to continue as a going concern.

Cash Flow Related to Operating Activities

Operating activities provided cash of $2,103,483 for the six months ended September 30, 2006 as compared to cash used of $540,935 for the six months ended September 30, 2005. The net cash provided by operating activities was mainly due to the decrease in inventories, increase in accrued expenses and other current liabilities, repayments from related companies and the net profit generated during the six months ended September 30, 2006.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounted to $145,943 during the six months ended September 30, 2006 as compared with investing activities using $43,785 during the six months ended September 30, 2005.

Cash Flow Related to Financing Activities

Financing activities used cash of $1,946,758 for the six months ended September 30, 2006 as compared to cash provided of $805,608 for the six months ended September 30, 2005. The net cash used in financing activities was mainly due to the repayment of a director’s advance and short-term borrowings amounting to $3,420,035 and $1,178,135 respectively, and offset by the advance from a shareholder of $2,103,257, during the six months ended September 30, 2006.

Capital Expenditures

Our company incurred capital expenditures of $52,152 during the six months ended September 30, 2006 and $42,751 for the six months ended September 30, 2005. The increase in capital expenditures for the six months ended September 30, 2006 as compared to September 30, 2005 was mainly attributable to the purchase of office equipment. As of September 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $83,342. Our company’s principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. The monthly fixed rent is $4,694 plus a monthly service charge of $1,596. Our company also leases an office at Rooms 1108-9, 11th Floor, Tower II, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The 4,058 square feet office space serves as the base of the corporate, accounting, sales and marketing functions of Beijing Illumination. Our company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company also leases a facility at 1st to 4th floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, the People’s Republic of China. It serves as the base for manufacturing, research and development of the lighting and specialty lighting source products, as well as sales and marketing activity within China. The obligations of these leases are set out as follows:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$494,097	$180,794	$192,802	120,501	-

Our company has entered into a capital lease arrangement for leasing equipment used in our operations. The contractual obligations as of September 30, 2006 were:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$2,221	$740	$1,481	$-	$-
Total Contractual Obligations	$2,221	$740	$1,481	$-	$-

(1) There have been no material changes to the contractual obligations of our company subsequent to September 30, 2006.

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

Our company is subject to sales channel risk due to a concentration of sales - contract revenue to a limited number of customers and any significant interruption from these customers may have a material adverse effect on our company.

Over 60% of our contract revenue was contributed from construction projects with one customer. If the customer ceased their construction business with our company of if our company failed to fulfill its requirements or the contract was terminated for any reason, we would require time to find other customers. If we lose this customer, there will be a negative impact on our overall performance.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, one of which accounts for more than 29% of our purchases for the quarter ended September 30, 2006. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer has identified certain weaknesses in internal controls. After our implementation of additional internal control procedures, we have rectified those internal control weaknesses. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation that involves a claim for damages which exceeds 10% of our current assets as of September 30, 2006. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

3.6	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)
(10)	Material Contracts
10.1	Sales Agreement dated March 31, 2004, between Tech Team Development Limited and K. Wah Concrete Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.2

Assignment Agreement dated February 11, 2004, between Tech Team Development Limited and Southern Cross Technologies Limited (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.3	Assignment Agreement dated February 11, 2004, between Grandplex Development Limited and Scnider Limited (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.4	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.5	Management Contract between Tech Team Development Limited and Victor Chang (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.6	Management Contract between Grandplex Development Limited and Ronny Lau (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.7	Management Contract between Tech Team Development Limited and Mandy Kee (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.8	Management Contract between Tech Team Development Limited and Raymond Ho (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.9	Proposal on Sales and Marketing Services to Tech Team Development Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)
10.10

Sales Agreement dated February 7, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Versatech Group Limited (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 14, 2005)

10.11

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
10.12

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
10.13

Sales Agreement dated September 8, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.14

Addendum to Sales Agreement dated September 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.15

Assignment Agreement dated September 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and GD Inet Electric Construction Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.16

Sale and Purchase Agreement dated September 27, 2005, between Glory Goal Investments Limited, Global Innovative Systems Inc., and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.17

Option Deed dated September 27, 2005, between Admire Fame Invests Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Global Innovative Systems Inc. and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.18

Amendment to Sale and Purchase Agreement and Option Deed dated October 3, 2005, between Glory Goal Investments Limited, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.19

Supplemental Deed Agreement dated February 22, 2006 between Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2006)

10.20

Sale and Purchase Agreement dated March 30, 2006 between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam and Joseph Sui Kei Lam (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2006)

10.21	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)
10.22	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)
10.23

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.24

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.25

Sale and Purchase Agreement between Tech Team Development Limited, Albert Yee Tat Chan, Luminous LED Technologies Limited, Michelle Siu Kwan Lam and Joseph Sui Kei Lam, dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.26

Cancellation Deed between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam, Joseph Sui Kei Lam and Lightscape Holding Ltd., dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

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

Date: December 13, 2006