Form 10QSB
period 2006-12-31
GLOBAL INNOVATIVE SYSTEMS INC
filed 2007-02-20
CIK 1108891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,451,410 common shares issued and outstanding as of February 10, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes [	]	No ☒

GLOBAL INNOVATIVE SYSTEMS INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheets

as at December 31, 2006 and March 31, 2006

Unaudited Condensed Consolidated Statements of Operations

for the three and nine months ended December 31, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows

for the nine months ended December 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits.

Item 1. Financial Statements.

GLOBAL INNOVATIVE SYSTEMS INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

UNAUDITED

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS Expressed in US dollars

	December 31,	March 31,
	2006	2006
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	267,292	158,832
Restricted deposits	228,558	224,092
Other investments	31,516	31,516
Trade receivables, net of allowance for doubtful accounts	3,934,373	1,312,775
of $244,191 on December 31, 2006 and $210,096 on March 31, 2006
Net investment in sales-type leases	199,799	174,828
Prepaid expenses and other current assets	855,012	1,314,014
Amount due from a director of a subsidiary	771,207	-
Amount due from a shareholder	-	160,243
Amount due from a related company	-	385,527
Inventories	2,189,890	3,532,602

Total current assets	8,477,647	7,294,429

Intangible assets	3,950,898	3,669,275
Goodwill	6,160,250	4,086,888
Investment in corporate joint ventures	9,563	839
Investments – restricted	701,830	679,396
Equipment, net	3,661,266	3,714,367
Construction in progress	2,541,611	1,937,360
Net investment in sales-type leases	375,418	515,765

	17,400,836	14,603,890

TOTAL ASSETS	25,878,483	21,898,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	899,743	2,077,878
Trade payables	3,381,297	2,093,053
Amount due to a director	1,455,053	3,375,283
Amounts due to directors of a subsidiary	1,180,126	1,028,178
Amount due to a minority shareholder of a subsidiary	517,962	517,962
Amounts due to shareholders	106,900	64,420
Amounts due to related companies	85,810	26,992
Accrued expenses and other current liabilities	1,485,348	943,522
Current portion of obligations under capital leases	740	740
Income tax payable	416,514	177,899

Total current liabilities	9,529,493	10,305,927

Non-current liabilities:
Obligations under capital leases	1,234	1,851

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) Expressed in US dollars

	December 31,	March 31,
	2006	2006
	(Unaudited)
	$	$

Total non-current liabilities	1,234	1,851

Total liabilities	9,530,727	10,307,778

Minority interest	1,501,412	2,633,652
Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
34,812,642 common shares at December 31, 2006 and
30,535,719 common shares at March 31, 2006	34,813	30,535
Common stock warrants	-	573,692
Additional paid-in capital	19,461,417	14,667,387
Other reserves	28,687	-
Accumulated other comprehensive loss	(12,762)	(40,339)
Accumulated deficit	(4,665,811)	(6,274,386)

Total shareholders' equity	14,846,344	8,956,889

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	25,878,483	21,898,319

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Expressed in US dollars

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	$	$	$	$
Revenues:
Sale of energy saving products	84,950	1,510,307	482,596	2,307,840
Sale of lighting source products	870,008	-	3,825,098	-
Sale of lighting design solutions	1,928,020	-	1,928,020	-
Rental income	-	1,404	1,285	3,332
Commission and service income	-	21,525	28,278	836,883
Contract revenue	358,281	-	5,471,374	-
Sales-type lease income	1,947	4,263	10,498	13,350

Total net revenues	3,243,206	1,537,499	11,747,149	3,161,405

Cost of revenues:
Sale of energy saving products	(30,603)	(1,232,556)	(405,964)	(1,849,887)
Sale of lighting source products	(443,719)	-	(1,923,546)	-
Sale of lighting design solutions	(687,045)	-	(687,045)	-
Rental income	-	(803)	(632)	(1,750)
Commission and service income	(5,182)	(826)	(9,036)	(21,132)
Contract cost	(146,242)	-	(3,476,466)	-
Total cost of revenues	(1,312,791)	(1,234,185)	(6,502,689)	(1,872,769)

Gross profit	1,930,415	303,314	5,244,460	1,288,636

Amortization of intangible assets	(180,131)	(123,406)	(507,508)	(371,864)
Selling and marketing expenses	(185,379)	(133,481)	(521,490)	(462,719)
General and administrative expenses	(736,715)	(298,970)	(2,421,217)	(1,054,508)

Profit/(loss) from operations	828,190	(252,543)	1,794,245	(600,455)
Interest expense	(80,130)	(39,024)	(247,019)	(99,831)
Interest income	1,208	4,212	4,467	16,127
Other income	8,184	(1)	424,630	4
Equity share of the result of corporate joint venture	-	-	64,710	-

Profit/(loss) before income tax and minority interests	757,452	(287,356)	2,041,033	(684,155)
Income tax	(63,611)	-	(266,415)	(127,255)

Net profit/(loss)	693,841	(287,356)	1,774,618	(811,410)
Minority interests	20,184	-	(166,043)	-

Net profit/(loss) attributable to shareholders of the Company	714,025	(287,356)	1,608,575	(811,410)

Basic and diluted income/(loss) per share	0.02	(0.01)	0.05	(0.04)

Weighted average number of common
shares outstanding, basic and diluted	34,799,599	19,929,489	32,991,551	19,735,708

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Expressed in US dollars

	Nine Months Ended December 31,
	2006	2005
	$	$
Cash flows from operating activities:
Net profit/(loss)	1,608,575	(811,410)
Adjustment to reconcile net profit/(loss) to
Net cash used in operating activities:
Amortization of intangible assets	507,508	371,864
Depreciation expense	316,011	64,071
Equity share of the result of corporate joint venture	(64,710)	-
Write-off of equipment	-	5,227
Write-off of bad debts	210,846	-
Minority interest	166,043	-
Appropriate to reserves	28,687	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(1,804,166)	246,999
Net investment in sales-type leases	115,376	(13,952)
Prepaid expenses and other current assets	459,002	(708,688)
Inventories	1,342,712	(549,069)
Trade payables	420,635	391,760
Amounts due from related companies	385,913	-
Accrued expenses and other current liabilities	547,659	(81,014)
Income tax payable	238,615	127,256

Net cash from/(used in) operating activities	4,478,706	(956,956)

Cash flows from investing activities:
Purchase of equipment	(262,910)	(63,267)
Construction in progress	(604,251)	-
Cash paid for incorporation of a joint venture	(10,283)	-
Cash paid for acquisition of a subsidiary	(1,459)	-
Increase in restricted deposits	(4,466)	(2,323)

Net cash used in investing activities	(883,369)	(65,590)

GLOBAL INNOVATIVE SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued) Expressed in US dollars

	Nine Months Ended December 31,
	2006	2005
	$	$
Cash flows from financing activities:
Repayment of short-term borrowings and short-term debts	(1,178,135)	(166,617)
Repayment of capital lease obligations	(617)	(52,019)
Net proceeds from issuance of share capital and common stock warrants	-	1,320,828
Advances from directors of a subsidiary	151,948	-
Advance to a director of a subsidiary	(771,207)	-
Advance from a shareholder	238,093	25,853
Advance to a shareholder	(35,370)	-
Advance from a related company	1,863,753	(75,653)
Repayment to a related company	(1,834,498)	(129,283)
Advance from a director	1,983,468	1,303,558
Repayment to a director	(3,903,839)	(1,173,662)

Net cash (used in)/provided by financing activities	(3,486,404)	1,053,005

Effect of foreign exchange rates change	(473)	-

Net increase in cash and cash equivalents	108,460	30,459
Cash and cash equivalents at beginning of the period	158,832	32,694

Cash and cash equivalents at end of the period	267,292	63,153

Supplemental disclosure of cash flows information

Other non-cash items:
Deposit paid on acquisition of Beijing Illumination (Hong Kong) Limited	-	(1,928,020)
Payment of deposit by director	-	1,928,020

Cash paid for:
Interest expenses	247,019	99,831

See notes to unaudited condensed consolidated financial statements.

GLOBAL INNOVATIVE SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to those rules and regulations. In the opinion of the management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim unaudited consolidated financial statements have been included. The results from operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results for the entire fiscal year.

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

The principal subsidiaries / corporate joint ventures of the Company as of December 31, 2006 include the following:

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

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the unaudited condensed consolidated financial statements, the Company has a net working capital deficit of $1,051,846 as of December 31, 2006. The continuation of the Company is dependent upon the continuing financial support of its directors and shareholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful product development and sales.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company commenced discussions which included negotiating credit arrangements with certain bankers, and raising new financing sufficient to develop products and sales. Upon successful completion of the discussions, management has determined the Company will be better positioned to fund its current obligations and obtain new financing (refer to Note 21).

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

In aggregate, the Company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of December 31, 2006.

$
Shares allotted (based on market value on June 29, 2006)	3,384,615
Total consideration	3,384,615

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.  The following represents the allocation of the purchase price:

Net assets in Beijing Illumination at date of acquisition:
$
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

In consideration of the Sale and Purchase Agreement, each of the Vendors and the Guarantors irrevocably and unconditionally guaranteed jointly and severally to the Company that the Net Profit for the Guarantee Period as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to the Company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

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
$
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

Principle of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries except for Xianghe Aihua New Enterprise Lighting Equipment Company Ltd., which is classified as other investment. All significant intercompany transactions and balances are eliminated on consolidation.

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

Sale of lighting design solutions - The Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

Contract revenue from lighting design solutions - Revenue is primarily recognized on the “percentage of completion” method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred to date to estimate total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon the Company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

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

Other than the two largest customers who accounted for approximately 46% and 16% of the Company’s total revenue for the nine-month period ended December 31, 2006, no single external customer exceeded 10% of the Company’s total revenue for the nine-month period ended December 31, 2006.

The Company relies on supplies from numerous vendors. For the quarter ended December 31, 2006, the Company had one vendor that accounted for more than 21% of total supply purchases for the period.

The Company’s business, assets and operations is currently focused on the sale of specialty lighting source products, lighting design solutions, and electrical energy-saving products in China and Macau, and accordingly, is affected to a significant degree by any economic, political and legal developments in China and Macau.

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

Net Profit / (Loss) per Share

Basic net profit / (loss) per share is based on the weighted average number of shares of common stock outstanding for the period. The effects of warrants have not been included in the net profit / (loss) per share computation for the nine month period ended December 31, 2005 as their effect would have been anti-dilutive.

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

The details of net investment in sales-type leases are as follows:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Total minimum lease payments to be received	601,230	727,431
Less: Unearned income	(26,013)	(36,838)
Net investment in sales-type leases	575,217	690,593
Current portion	(199,799)	(174,828)
Net investment in sales-type leases, less current portion	375,418	515,765

Contracted maturities of the sales-type leases as of December 31, 2006 are as follows:

Twelve months ending December 31,	$
2007	199,799
2008	164,957
2009	127,018
2010	83,443
575,217

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Trade deposits	180,441	634,681
Rental, utilities and other deposits	87,397	73,942
Prepaid expenses	168,257	334,225
Tax recoverable	-	31,945
Staff advances	80,732	73,915
Other receivable (1)	299,625	123,591
Others	38,560	41,715

	855,012	1,314,014

(1) Included in Other receivable is an amount recoverable from a director of $60,382 as at December 31, 2006.

NOTE 7. INVENTORIES

Inventories by major categories are summarized as follows:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Raw materials	728,026	519,621
Work in progress	528,858	954,310
Finished goods	933,006	2,058,671
	2,189,890	3,532,602

NOTE 8. EQUIPMENT, NET

Equipment, net consists of the following:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Testing equipment	83,715	83,715
Office equipment	494,220	479,265
Furniture and fixtures	40,969	97,317
Leasehold improvements	197,835	30,247
Motor vehicles	84,802	99,632
Energy savers	364,270	360,723
Factory machinery and equipment	3,792,095	3,667,055
Total	5,057,906	4,817,954
Less: Accumulated depreciation	(1,396,640)	(1,103,587)
Equipment, net	3,661,266	3,714,367

Equipment, net held under capital leases are summarized as follows:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Office equipment	3,702	3,702
Less: Accumulated depreciation	(3,702)	(1,028)
Equipment, net held under capital leases	-	2,674

Equipment, net leased under operating leases to customers is summarized as follows:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Energy savers	-	18,953
Less: Accumulated depreciation	-	(8,845)
Equipment, net leased under operating leases to customers	-	10,108

NOTE 9. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Production facilities for Xenon lights	1,067,083	1,064,062
Production facilities for AHP lamps	494,294	453,183
Others	339,158	420,115
Website development	192,802	-
Implementation of ERP system	448,274	-
	2,541,611	1,937,360

NOTE 10. INTANGIBLE ASSETS

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination as stated in Note 3 above.

Acquired intangible assets consist of the following:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Completed technology – AHP	1,172,616	878,137
Completed technology – HID	1,214,012	917,780
Trademark	1,957,211	1,813,175
Customer lists and relationships	2,513,921	2,502,291
Distributors list	179,350	136,597
Unfulfilled purchase orders	4,113	4,113
Total	7,041,223	6,252,093

Less: Accumulated amortization

- completed technology - AHP

- completed technology - HID

- customer lists and relationships

- distributors list

- unfulfilled purchase orders

Impairment loss on trademark

Impairment loss on customer lists and relationships

	(125,574) (228,233) (759,315) (45,069) (4,113) (771,209) (1,156,812)	(10,454) (19,120) (617,316) (3,794) (4,113) (771,209) (1,156,812)
Total	3,950,898	3,669,275

Amortization expenses charged to net income from operations for the nine months ended December 31, 2006 and 2005 were $507,508 and $371,864, respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

Twelve months ending December 31,	$
2007	720,524
2008	720,524
2009	675,455
2010	247,368
2011 and thereafter	401,025
2,764,896

NOTE 11. INVESTMENT IN CORPORATE JOINT VENTURES

On June 19, 2006, the Company incorporated a joint venture company named Pro Shing. TTIL, a wholly-owned subsidiary of the Company, holds 80% of the share capital of Pro Shing and Proficiency Macau Construction Company Limited, a Macau based construction company, holds the remaining 20% of the share capital of Pro Shing.

Financial statements of Pro Shing are summarized as follows:

Balance Sheet	December 31,
2006
$

Current assets
Amounts due from related companies	12,853
Total current assets	12,853

Current liabilities
Accrued expenses and other current liabilities	(900)
Total current liabilities	(900)
Total net assets	11,953

Shareholders’ equity:
Common stock	12,853
Accumulated deficit	(900)
Total shareholders’ equity	11,953

Profit and loss account

Three Months Ended December 31, 2006 $

General and administrative expenses	-

Loss for the period	-

As Pro Shing is dormant and insignificant to the Company, it has not been consolidated.

NOTE 12. SHORT-TERM BORROWINGS

The Company's short-term borrowings consist of the following:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Bank loans	899,743	1,370,872
Bank overdrafts	-	707,006
	899,743	2,077,878
Weighted average interest rate on borrowings at end of quarter	7.75%	7.82%

Bank credit facilities	899,743	2,037,662
Utilized	(899,743)	(2,045,803)
Bank credit facilities utilized / (overutilized)	-	(8,141)

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

As of December 31, 2006, the above facilities are secured by the following:

(a)	All assets of TTDL amounting to $3,834,207 as of December 31, 2006;
(b)	Investments of the Company of $701,830;
(c)	Cash deposits of the Company of $228,558;
(d)	A subordination agreement from a director of the Company to subordinate the advance of $16,710 to TTDL;
(e)	Joint and several personal guarantee from two directors of the Company and a director of one of the subsidiaries of the Company;
(f)	A personal guarantee from an independent third party of $899,743;
(g)	A letter of undertaking from TTDL in pledging 5% of its export bills proceeds;
(h)	Net investment in sales-type leases and all proceeds associated with certain Direct Sales Contracts of the Company amounting to approximately $195,212;
(i)	Cross Corporate Guarantee for $3,856,041 amongst TTHL, TTDL and GDL.

Other than the investments and restricted cash deposits, there is no restriction on the use of the assets collateralized for the above facilities and bank loans.

NOTE 13. OBLIGATIONS UNDER CAPITAL LEASES

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Total minimum lease payments	1,974	2,591
Less: Amounts representing interests	-	-

Present value of minimum lease payments	1,974	2,591
Less: Current portion of obligations under capital leases	(740)	(740)

Long-term portion of obligations under capital leases	1,234	1,851

The following is a summary of future minimum lease payments under capital leases as of December 31, 2006:

Twelve months ending December 31,	$
2007	740
2008	740
2009	494
1,974

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 3 years. For the nine months ended December 31, 2006, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were nil and $2,886 for the nine months ended December 31, 2006 and 2005, respectively.

NOTE 14. OTHER RESERVES

The other reserves represent the statutory surplus reserve of the Company’s subsidiaries in the PRC.

Statutory Surplus Reserve

In accordance with the relevant laws and regulations of the PRC and the subsidiaries’ articles of association, the subsidiaries are required to appropriate 10% of its net income, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the Company’s share capital, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into share capital by issuing new shares to shareholders in proportion to their existing shareholding or by increasing the par value of the shares currently held by them, provided that the remaining balance of the reserve after such issue is not less than 25% of share capital. The statutory surplus reserve is non-distributable.

NOTE 15. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction loss of $11,995 and of $4,533 for the nine months ended December 31, 2006 and 2005 were included in determining net profit / (loss), for the respective periods.

NOTE 16. INCOME TAX

The components of profit / (loss) before income tax and minority interests are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	$	$	$	$
Hong Kong	809,411	(278,330)	261,076	(585,036)
Macau	(183,467)	-	1,660,419	-
Mainland, the People’s Republic of China (“PRC”)	131,508	(9,026)	119,538	(99,119)
	757,452	(287,356)	2,041,033	(684,155)

Taxes laws applicable to the Company are as follows:

-	TTHL is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
-	Global Innovative Systems Inc. and TFEPL also had no assessable profits earned during the periods presented.

•

No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the nine months ended December 31, 2006 and 2005.  Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

•

Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua is exempted from PRC enterprise income tax for two years starting from its first profit-making year i.e. 2004 after it became a wholly foreign owned enterprise and followed by a 50% reduction for the next three years.

•	Lightscape Macau is a company incorporated in Macau Special Administrative Region, which is subjected to progressive tax rate charging at a rate of 12% in maximum.
•	Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the nine months ended December 31, 2006 and 2005 represents the provision for income tax in the following jurisdictions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	$	$	$	$
Hong Kong	(7,537)	-	10,299	127,255
Macau	70,529	-	206,977	-
Mainland, PRC	619	-	49,139	-
	63,611	-	266,415	127,255

NOTE 17. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was $1,285 and $3,332 for the nine months ended December 31, 2006 and 2005, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities. Such leases have remaining terms of 2.5 months to 4 years. The following is a summary of future minimum lease payments under operating leases as of December 31, 2006. Rental expense was $125,761 and $80,722 for the nine month periods ended December 31, 2006 and 2005, respectively.

Twelve months ending December 31,

$
2007	152,124
2008	96,401
2009	96,401
2010	96,401
441,327

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

NOTE 18. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

TFCL, a shareholder of the Company, paid certain expenses totaling $91,646 on behalf of the Company and the Company repaid $329,739 during the nine months ended December 31, 2006.

A director of the Company advanced loans of $1,983,609 to the Company during the nine months ended December 31, 2006. The loans are non-interest bearing and payable on demand. In addition, the Company repaid to a director $3,903,839 for the nine months ended December 31, 2006. As of December 31, 2006, the Company had amount recoverable from this director of $60,382 as included in other receivable.

As of December 31, 2006, net investment in sales-type leases amounting to approximately $421,238 was collateralized for credit facilities granted to a shareholder of the Company.

During the nine months ended December 31, 2006, the Company paid office rent of $34,704 to a third party which was beneficially owned by the family members of a director of a subsidiary.

The Company incurred interest expense of $nil payable to a shareholder of the Company for the nine months ended December 31, 2006.

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

A director of the Company is also the independent non-executive director of Galaxy Entertainment Group Limited, the owner of Galaxy StarWorld Hotel in Macau. Lightscape Macau, a wholly-owned subsidiary of the Company, received a Letter of Award amounting to approximately $4,485,861 for the design, supply, installation, testing and commissioning of tailor-made lighting solutions for the outside facade wall of the Galaxy StarWorld Hotel in Macau during the nine months ended December 31, 2006.

In consideration of the Sale and Purchase Agreement for the acquisition of additional interest in Lightscape Macau (as described in Note 3), each of the Vendors and the Guarantors irrevocably and unconditionally guaranteed jointly and severally to the Company that the Net Profit for the Guarantee Period as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to the Company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

The Company advanced a loan of $771,207 to a director of a subsidiary during the nine months ended December 31, 2006. The loan is unsecured, interest bearing at 0.5% per month and wholly payable on or before May 14, 2007.

Related Party Balances

As of December 31, 2006, the amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured and have no fixed repayment terms. Except for an amount of $771,207 due from a director of a subsidiary, Mr. Shan Li Gang, carrying interest at 0.5% per month and which is wholly repayable on or before May 14, 2007; an amount of $526,448 due to a director of a subsidiary, Mr. Ko Yin, carrying interest at 9.6% per annum; and an amount of $517,962 due to a shareholder of the Company, Aeneas Portfolio Company LP, carrying interest at 20% per annum, amounts due from/to related parties are non-interest bearing. The balances related to such advances are as follows:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Amount due from a director of a subsidiary
Shan Li Gang	771,207	-

Amount due from a shareholder
TFCL	-	160,243

Amount due from a related company
Lightscape Macau	-	385,527

Lightscape Macau had been 100% acquired by the Company see Note 3.

Amount due to a director
Bondy Tan	1,455,053	3,375,283

Amounts due to directors of a subsidiary
Ko Yin	1,140,281	988,333
Lam So Ying	39,845	39,845
	1,180,126	1,028,178

Amount due to a minority shareholder of a subsidiary
Aeneas Portfolio Company LP (“Aeneas”)	517,962	517,962

Amounts due to shareholders
David Yu	64,420	64,420
TFCL	42,480	-
	106,900	64,420

Amounts due to related companies
Palun Development Limited	46,272	26,992
Luminous LED Technologies Ltd. (“Luminous LED”)	29,255	-
Pro Shing	10,283	-
	85,810	26,992

Palun Development Limited is beneficially owned by the family members of a director of a subsidiary. Luminous LED is an ex-shareholder of Lightscape Macau.

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

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 4). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Nine Months Ended December 31,
	2006 (Unaudited) $	2005 (Unaudited) $	2006 (Unaudited) $	2005 (Unaudited) $
Net revenues:
Energy saving business	86,897	1,537,499	522,657	3,161,405
Lighting source business	870,008	-	3,825,098	-
Lighting design solutions	2,286,301	-	7,399,394	-
	3,243,206	1,537,499	11,747,149	3,161,405

Interest expenses:
Energy saving business	22,232	39,024	98,652	99,831
Lighting source business	8,723	-	99,192	-
Lighting design solutions	49,175	-	49,175	-
	80,130	39,024	247,019	99,831

Amortization of intangible assets:
Energy saving business	46,286	123,406	138,856	371,864
Lighting source business	133,845	-	368,652	-
	180,131	123,406	507,508	371,864

Depreciation:
Energy saving business	15,690	22,256	50,585	64,071
Lighting source business	95,047	-	265,426	-
	110,737	22,256	316,011	64,071

Other income:
Energy saving business	(27,495)	(1)	18,646	4
Lighting source business	35,679	-	405,984	-
	8,184	(1)	424,630	4

Income tax expenses:
Energy saving business	(7,537)	-	10,299	127,255
Lighting source business	619	-	49,139	-
Lighting design solutions	70,529	-	206,977	-
	63,611	-	266,415	127,255

(ii) Geographical Information:

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Nine Months Ended December 31,
	2006 (Unaudited) $	2005 (Unaudited) $	2006 (Unaudited) $	2005 (Unaudited) $
Total sales:
Mainland, the PRC	2,662,936	77,910	4,507,807	1,457,069
Hong Kong	61,735	1,459,589	121,861	1,704,336
India	32,465	-	255,579	-
Singapore	-	-	925,450	-
United States	30,528	-	52,735	-
Macau	358,281	-	5,471,374	-
Others	97,261	-	412,343	-
	3,243,206	1,537,499	11,747,149	3,161,405

(iii) The location of the Company’s long-lived assets excluding restricted investments is as follows:

	December 31, 2006 (Unaudited) $	March 31, 2006 $
Hong Kong	10,793,713	8,450,664
Macau	9,563	839
Mainland, the PRC	5,091,073	5,472,991
	15,894,349	13,924,494

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

In consideration of the Sale and Purchase Agreement, each of the Vendors and the Guarantors irrevocably and unconditionally guaranteed jointly and severally to the Company that the Net Profit for the Guarantee Period as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to the Company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

Warrants

All outstanding common stock warrants expired unexercised during the period May 17, 2006 through May 27, 2006 and the remaining balances were transferred to additional paid-in capital.

NOTE 21. SUBSEQUENT EVENTS

As of January 16, 2007, Bondy Tan, an executive officer and a director of the Company, had advanced an aggregate amount of US$1,451,323 to the Company through an oral, unsecured and non-interest bearing loan agreement which had no fixed terms for repayment. On January 18, 2007, the Company entered into and closed a debt settlement transaction pursuant to a subscription agreement with Bondy Tan, whereby the Company issued 2,638,768 common shares to Mr. Tan in consideration for the cancellation of debt owed by the Company to Mr. Tan in the amount of US$1,451,323. The Company issued the common shares to Mr. Tan on the basis of one common share for each US$0.55 of the loan outstanding. The Company issued the securities to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S or Section 4(2) promulgated under the Securities Act of 1933.

On January 18, 2007, the Company entered into subscription agreements with three investors consisting of Investec Bank (UK) Limited, Full Moon Resources Limited and LP Asset Management Limited, in addition to the persons set out in Schedule 1 to each of the subscription agreements. Pursuant to the terms and conditions of the subscription agreements, the Company agreed to issue 60 $100,000 redeemable convertible notes in an aggregate principal amount of US$6,000,000 to the three investors, which carry an annual interest rate of 10% and mature on December 31, 2009. Each note is convertible from the date of issuance until December 30, 2009 into common shares at the rate of one common share for every $0.55 of principal converted (subject to adjustment as described in the subscription agreements).

Pursuant to the terms and conditions of the subscription agreements, the Company agreed to grant two options to each investor, the first option of which is exercisable at the at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional US$100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to US$6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional US$100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to US$6,000,000. The conversion price of the notes underlying the first option are convertible at US$0.55 per share if converted on or before June 30, 2007 and at US$0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option are subject to a formula as set out in the subscription agreements.

On January 23, 2007, the Company closed the convertible note financing transaction. Pursuant to the terms and conditions of the subscription agreements, the Company issued the 60 US$100,000 redeemable convertible notes in an aggregate principal amount of US$6,000,000 to the three investors. Each note bears a fixed rate of interest at 10% per annum, payable quarterly, calculated on a 360 day year on the principal amount outstanding. Unless previously converted or redeemed, each note will be redeemed by the Company on the maturity date of December 31, 2009 at a final redemption amount, calculated in accordance with a formula set out in the note, together with all interest thereon. The notes are convertible into common shares at the rate of one common share per each $0.55 of principal converted (subject to adjustment as described in the subscription agreements). In addition, the Company issued two options to each of the three investors to purchase additional redeemable convertible notes of the Company in the aggregate amount of US$12,000,000. The Company issued the notes, the common shares issuable upon conversion of the notes, and the options in an offshore transaction to non U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Section 4(2) or Regulation S promulgated under the Securities Act of 1933.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Global Innovative Systems Inc. and our subsidiaries.

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

Energy Saving Products and Technologies Business

On January 13, 2005, we closed a share exchange agreement dated January 7, 2005, whereby we acquired all of the issued and outstanding ordinary shares of Tech Team Holdings Limited in exchange for the issuance, by our company, of 13,000,000 shares of our common stock to the former shareholders of Tech Team. As a result of the share exchange transaction, Tech Team became a wholly-owned subsidiary of our company as of January 13, 2005. As the former shareholders of Tech Team held 68.3% of our shares as of the acquisition date, and because the business of Tech Team represented the only business operations of our company, the acquisition of Tech Team was deemed to be a reverse acquisition for accounting purposes. As of January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owed operating subsidiary.

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting. In addition, Tech Team distributes complementary energy-efficiency products which can be integrated with the Eco-Pro Energy Saver system. Tech Team also provides consulting and customer training services which enables Tech Team to offer comprehensive energy management solutions to prospective clients. Following the acquisition of a majority interest in Beijing Illumination and the formation of a joint venture involving Lightscape Macau, our company commenced the business of offering specialty lighting products and services. During the three months ended December 31, 2006, approximately 3% of our revenues were derived from our energy saving products and technologies business.

Lighting Source Products Business

Our company entered into the lighting source products business through several transactions that culminated in our company acquiring 76.8% of the issued and outstanding common shares of Beijing Illumination (Hong Kong) Limited. As a result, Beijing Illumination is now a majority-owned subsidiary of our company. Following the acquisition of a majority interest in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and specialty lighting source products. Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting equipment. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua, manufactures and sells the following three main categories of HID related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; and (3) special application HID lamps. Besides HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps, which are classified as specialty lighting source products and are key components for modern light-weight digital crystal projectors. During the three months ended December 31, 2006, approximately 28% of our revenues were derived from our lighting source products business.

Lighting Design Solutions Business

During 2006, we entered into the lighting design solutions business through two acquisitions of Lightscape Technologies (Macau) Limited. On February 6, 2006, we incorporated a joint venture company named Lightscape Technologies (Macau) Limited. Initially, we held 50.4% of the issued and outstanding shares of Lightscape Macau after the commencement of the joint venture. On September 29, 2006, however, we acquired the remaining 49.6% of the issued and outstanding shares of Lightscape Macau in consideration for the payment of MOP12,400 and the issuance of 1,200,000 common shares by our company.

Immediately upon the acquisition of the remaining 49.6% interest, the 1,200,000 common shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006. The escrowed shares will be held and released to the vendors so long as the net profit of Lightscape Macau and its subsidiaries is not less than HK$20,000,000 during the period from October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau and its subsidiaries is less than HK$20,000,000 during this period, a percentage of the common shares currently held in escrow equal to the percentage of the shortfall in net profit will be released by the escrow agent for immediate cancellation by our company, with the balance of the common shares to be released to the vendors. If Lightscape Macau fails to generate any net profit during the period, all of the escrowed shares will be released by the escrow agent for immediate cancellation by our company.

Lightscape Macau is a full service design and production company specializing in computer-aided interior set design and fabrication, special effects lighting, intelligent lighting, laser lighting and multimedia technologies. Lightscape Macau provides innovative turnkey designs and solutions for target clients including casinos, trade shows, conventions, motion pictures and video productions, concerts and special events, as well as theaters, disco clubs and shopping malls. During the three months ended December 31, 2006, approximately 69% of our revenues were derived from our lighting design solutions business.

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

Following the acquisitions of Beijing Illumination and Lightscape Macau, our company diversified our business into the sale of specialty lighting products and services, including lighting source products, LED lighting and the provision of lighting design solutions. The future performance of these business segments may materially affect the future performance of our company. Our company continues to develop, manufacture and sell energy-saving products and technologies, and we are reviewing our marketing strategy related to the promotion of our energy-saving products.

Summary of Key Results

Total net revenue for the nine months ended December 31, 2006 was $11,747,149, which represents a 272% increase over the total net revenue of $3,161,405 for the nine months ended December 31, 2005.

Operating expenses including selling and marketing expenses and general and administrative expenses for the nine months ended December 31, 2006 were $2,942,707, which represents a 94% increase in operating expenses of $1,517,227 for the nine months ended December 31, 2005.

Interest expense for the nine months ended December 31, 2006 was $247,019, which represents a 147% increase over $99,831 for the nine months ended December 31, 2005.

Profit before income tax and minority interest for the nine months ended December 31, 2006 was $2,041,033 compared to a loss of $684,155 for the nine months ended December 31, 2005.

Results of Operations – Three Months Ended December 31, 2006

Our company’s profit before tax and minority interest for the three months ended December 31, 2006 was $757,452, as compared to a loss before tax and minority interest of $287,356 for the three months ended December 31, 2005. The increase in profit during the three months ended December 31, 2006 is primarily attributable to the increase in revenues from the sale of lighting source products by recently-acquired subsidiary Beijing Illumination, and by the increase in revenues from the provision of lighting design solutions by Lightscape Macau.

Revenues and Cost of Revenues

Total net revenues for the three months ended December 31, 2006 was $3,243,206, which represents a 111% increase over the total net revenue of $1,537,499 for the three months ended December 31, 2005. The increase in net revenues was primarily attributable to the sale of lighting source products derived from Beijing Illumination and the sale and contract revenue from the provision of lighting design solutions by

Lightscape Macau, which subsidiaries were recently acquired, during the three months ended December 31, 2006.

Specifically, sale of hardware products related to our energy-saving systems decreased $1,425,357 or 94% to $84,950 for the three months ended December 31, 2006 from $1,510,307 during the three months ended December 31, 2005. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the recent change in business focus from the sale of energy-saving products to the sale of specialty lighting products and the provision of lighting design solutions services. Sales of lighting source products derived from Beijing Illumination were $870,008 for the three months ended December 31, 2006 compared to nil for the three months ended December 31, 2005. Contract revenue and sale of lighting design solutions derived from Lightscape Macau were $358,281 and $1,928,020 for the three months ended December 31, 2006, respectively, compared to nil for the three months ended December 31, 2005. Our company expanded our operations in the business segments of manufacturing and sales of lighting source products, as well as the provision of specialty lighting design solutions during the three months ended December 31, 2006. As a result of the increased sales within of our specialty lighting products segment, we are reviewing our marketing strategy related to the promotion of our energy-saving products.

Cost of revenues for the three months ended December 31, 2006 was $1,312,791, which represents an increase of $78,606 as compared with cost of revenues of $1,234,185 for the three months ended December 31, 2005. The increase in the cost of revenues during the three months ended December 31, 2006 was directly associated with the corresponding increase in the sales of lighting source products, and the increase in contract costs for lighting design solutions provided by Lightscape Macau.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended December 31, 2006 was $180,131 as compared to $123,406 for the three months ended December 31, 2005.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $922,094 which represents a 113% increase over the operating expenses of $432,451 for the three months ended December 31, 2005. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company's operating expenses.

Selling and marketing expenses for the three months ended December 31, 2006 increased approximately 39% to $185,379 from $133,481 for the three months ended December 31, 2005. The increase was a net effect of (1) the decrease in salaries of sales personnel of Tech Team Development and (2) the incorporation of selling and marketing expenses from Beijing Illumination.

General and administrative expenses increased 146% during the three months ended December 31, 2006 to $736,715 from $298,970 for the three months ended December 31, 2005. The increase was mainly due to increased salaries, rental fees and consultancy fees incurred as a result of the expansion of our company’s operations, including the acquisitions of Beijing Illumination and Lightscape Macau. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense increased to $80,130 for the three months ended December 31, 2006 as compared to $39,024 for the three months ended December 31, 2005. The increase reflects an increase in interest bearing debt as a result of the acquisition of Beijing Illumination and general interest rate increases in Hong Kong.

Results of Operations – Nine Months Ended December 31, 2006

Our company’s profit before tax and minority interest for the nine months ended December 31, 2006 was $2,041,033, as compared to a loss before tax and minority interest of $684,155 for the nine months ended December 31, 2005.

Revenues and Cost of Revenues

Total net revenues for the nine months ended December 31, 2006 was $11,747,149, which represents a 272% increase over the total net revenue of $3,161,405 for the nine months ended December 31, 2005. The increase in net revenues was primarily attributable to the sale of lighting source products derived from Beijing Illumination and the sale and contract revenue from the provision of lighting design solutions by Lightscape Macau, which subsidiaries were recently acquired, during the nine months ended December 31, 2006.

Specifically, sale of hardware products related to our energy-saving systems decreased $1,825,244 or 79% to $482,596 during the nine months ended December 31, 2006 from $2,307,840 during the nine months ended December 31, 2005. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the recent change in business focus from the sale of energy-saving products to the sale of specialty lighting products and the provision of lighting design solutions services. Sales of lighting source products derived from Beijing Illumination were $3,825,098 for the nine months ended December 31, 2006 compared to nil for the nine months ended December 31, 2005, representing 33% of our company’s total revenue for the nine months ended December 31, 2006. Contract revenue and sale of lighting design solutions derived from Lightscape Macau were $5,471,374 and $1,928,020 for the nine months ended December 31, 2006, respectively, compared to nil for the nine months ended December 31, 2005. Aggregate revenue of $7,399,394 derived from Lightscape Macau represents 63% of our company’s total revenue during the nine months ended December 31, 2006. Our company expanded our operations within the new business segments of manufacturing and sales of lighting source products and lighting design solutions, as well as the provision of specialty lighting effects during the nine months ended December 31, 2006. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the recent change in business focus from the sale of energy-saving products to the sale of specialty lighting products and services. Sales of lighting source products derived from our recently acquired subsidiary Beijing Illumination and contract revenue derived from Lightscape Macau represented 33% and 63% of our company’s total revenue for the nine months ended December 31, 2006. Our company expanded our operations into the new business segments of manufacturing and sales of lighting source products, as well as the provision of specialty lighting design solutions during the nine months ended December 31, 2006. As a result of the increased sales of our specialty lighting products segment, we are reviewing our marketing strategy related to the promotion of our energy-saving products.

Cost of revenues for the nine months ended December 31, 2006 was $6,502,689, which represents an increase of $4,629,920 as compared with cost of revenues of $1,872,769 for the nine months ended December 31, 2005. The increase in the cost of revenues during the nine months ended December 31, 2006 was directly associated with the corresponding increase in the sales of lighting source products, and the increase in sale and contract costs for lighting design solutions provided by Lightscape Macau.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the nine months ended December 31, 2006 was $507,508 as compared to $371,864 for the nine months ended December 31, 2005.

Operating Expenses

Operating expenses for the nine months ended December 31, 2006 were $2,942,707 which represents a 94% increase over the operating expenses of $1,517,227 for the nine months ended December 31, 2005.

Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company's operating expenses.

Selling and marketing expenses for the nine months ended December 31, 2006 increased approximately 13% to $521,490 from $462,719 for the nine months ended December 31, 2005. The increase was a net effect of (1) the decrease in salaries of sales personnel of Tech Team Development and the overall decrease in advertising expenses associated with marketing campaigns and promotional activities during the period and (2) the incorporation of selling and marketing expenses from Beijing Illumination.

General and administrative expenses increased 130% during the nine months ended December 31, 2006 to $2,421,217 from $1,054,508 for the nine months ended December 31, 2005. The increase was mainly due to increased salaries, rental fees and consultancy fees incurred as a result of the expansion of our company’s operations, including the acquisitions of Beijing Illumination and Lightscape Macau. Our company anticipates that these costs will increase in the future as our company’s operations continue to expand.

Interest expense increased to $247,019 for the nine months ended December 31, 2006 as compared to $99,831 for the nine months ended December 31, 2005. The increase reflects an increase in interest bearing debt as a result of the acquisition of Beijing Illumination and the general interest rate increases in Hong Kong.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of December 31, 2006, our company had a net working capital deficit of $1,051,846 compared with a deficit of $3,011,498 as of March 31, 2006, representing a decrease in the deficit of $1,959,652. The cash and cash equivalents of our company increased to $267,292 as of December 31, 2006 as compared to $158,832 as of March 31, 2006. As of December 31, 2006, our company had total credit facilities of $899,743 and had utilized $899,743 on the same date.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations. On January 23, 2007, we raised $6,000,000 in a convertible debt financing transaction following the entry into subscription agreements with three investors consisting of Investec Bank (UK) Limited, Full Moon Resources Limited and LP Asset Management Limited. Pursuant to the terms and conditions of the subscription agreements, we agreed to issue 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to the three investors, which convertible notes carry an annual interest rate of 10% and mature on December 31, 2009. Each note is convertible from the date of issuance until December 30, 2009 into common shares at the rate of one common share for every $0.55 of principal converted (subject to adjustment as described in the subscription agreements).

Pursuant to the terms and conditions of the subscription agreements, we granted two options to each investor, the first option of which is exercisable at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional $100,000 redeemable convertible notes of our company in the aggregate principal amount of up to $6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional $100,000 redeemable convertible notes of our company in the aggregate principal amount of up to $6,000,000. The conversion price of the notes underlying the first option are convertible at $0.55 per share if converted on or before June 30, 2007 and at $0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option are subject to a formula as set out in the subscription agreements.

On January 23, 2007, we closed the convertible note financing transaction and raised the $6,000,000 which we intend to use for general corporate purposes. Pursuant to the terms and conditions of the subscription agreements, we issued the 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to the three investors. Each note bears a fixed rate of interest at 10% per annum, payable quarterly, calculated on a 360 day year on the principal amount outstanding. Unless previously converted or redeemed, each note will be redeemed by our company on the maturity date of December 31, 2009 at a final redemption amount, calculated in accordance with a formula set out in the note, together with all interest thereon. The notes are convertible into common shares at the rate of one common share per each $0.55 of principal converted (subject to adjustment as described in the subscription agreements). In addition, we issued two options to each of the three investors to purchase additional redeemable convertible notes of our company in the aggregate amount of $12,000,000.

Management believes that our company’s cash and cash equivalents, cash provided by operating activities, if any, and our unused credit facilities will be sufficient to meet our working capital requirements for the next twelve months. The issuance of additional equity securities by our company in connection with the potential conversion of the redeemable convertible notes may result in a significant dilution in the equity interests of our current shareholders.

Cash Flow Related to Operating Activities

Operating activities provided cash of $4,478,706 for the nine months ended December 31, 2006 as compared to cash used of $956,956 for the nine months ended December 31, 2005. The net cash provided by operating activities was mainly due to a decrease in inventories, an increase in accrued expenses and other current liabilities and an increase in the net profit generated during the nine months ended December 31, 2006.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounted to $883,369 during the nine months ended December 31, 2006 as compared with investing activities using $65,590 during the nine months ended December 31, 2005. The increase in cash used in investing activities is attributable primarily to increased purchases of factory equipment, and increases in construction in progress (including website development and implementation of an enterprise resource planning system) during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005.

Cash Flow Related to Financing Activities

Financing activities used cash of $3,486,404 for the nine months ended December 31, 2006 as compared to financing activities providing cash of $1,053,005 for the nine months ended December 31, 2005. The net cash used in financing activities was mainly due to the repayment of a director’s advance in the amount of $3,903,839, repayment of short-term borrowings amounting to $1,178,135, repayment of amounts owing to a related company totaling $1,834,498 and an advance to a director of a subsidiary of $771,027 during the nine months ended December 31, 2006.

Capital Expenditures

Our company incurred capital expenditures of $867,162 during the nine months ended December 31, 2006 and $63,267 for the nine months ended December 31, 2005. The increase in capital expenditures for the nine months ended December 31, 2006 as compared to December 31, 2005 was mainly attributable to the purchase of equipment and increases in construction in progress. As of December 31, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of $54,987. Our company’s principal business office is located at 16/F., Hang Seng Mongkok Building, 677 Nathan Road, Mongkok, Kowloon, Hong Kong. The 3,652 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions. The monthly fixed rent is $4,694 plus a monthly service charge of $1,596. Our company also leases an office at Rooms 1108-9, 11th Floor, Tower II, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The 4,058 square feet office space serves as the base of the corporate, accounting, sales and marketing functions of Beijing Illumination. Our company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company also leases a facility at 1st to 4th floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, the People’s Republic of China. It serves as the base for manufacturing, research and development of the lighting and specialty lighting source products, as well as sales and marketing activity within China. The obligations of these leases are set out as follows:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$441,327	152,124	192,802	96,401	-

Our company has entered into a capital lease arrangement for leasing equipment used in our operations. The contractual obligations as of December 31, 2006 were:

	Obligations by Period

Contractual Obligations(1)	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$1,974	740	1,234	$-	$-
Total Contractual Obligations	$1,974	740	1,234	$-	$-

(1) There have been no material changes to the contractual obligations of our company subsequent to December 31, 2006.

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

Risks Related to Our Business

We may require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

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

We depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

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

Currently, we derive a majority of our revenues from the sale of lighting design solutions and lighting source products, and a minor portion of our current and expected future revenues from the sale of energy-saving products. Both the electrical energy-saving industry and the specialty lighting products and services industry are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new electrical energy-saving technology may reduce demand for our Eco-Pro Energy Saver brand. In addition, the rapid technological advancements in HID lighting products may render our current specialty lighting products obsolete. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

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

Our company is subject to sales channel risk due to a concentration of sales to a limited number of customers and any significant interruption from these customers may have a material adverse effect on our company.

Over 58% of our revenue was contributed from sales of lighting design solutions with one customer for the quarter ended December 31, 2006. If the customer ceased their business with our company or if our company failed to fulfill its requirements or the contract was terminated for any reason, we would require time to find other customers. If we lose this customer, there will be a negative impact on our overall performance.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, one of which accounts for more than 21% of our purchases for the quarter ended December 31, 2006. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company received a notice of payment dated February 12, 2007 demanding the settlement of outstanding tax payable amounting to $6,440 within 10 days from the date of the notice. This notice was related to our company’s failure to pay the tax payable according to the installment arrangement that was agreed with Hong Kong Inland Revenue Department (“HKIRD”). If our company is unable to settle the payable, the installment arrangement will be cancelled. Further, the HKIRD will take recovery actions and/or legal proceedings against our company to recover the whole outstanding amount of $256,167 without further notice.

Other than the above, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation that involves a claim for damages which exceeds 10% of our current assets as of December 31, 2006. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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
10.23

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.24

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.25

Sale and Purchase Agreement between Tech Team Development Limited, Albert Yee Tat Chan, Luminous LED Technologies Limited, Michelle Siu Kwan Lam and Joseph Sui Kei Lam, dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.26

Cancellation Deed between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam, Joseph Sui Kei Lam and Lightscape Holding Ltd., dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.27

OEM Agreement between Lightscape Technologies (Macau) Limited and Strong Base Electronic-optic Technology Corp., dated October 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2006)

10.28*	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007
10.29*	Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007
10.30*	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007
10.31*	Subscription Agreement between Global Innovative Systems Inc., Full Moon Resources Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007
10.32*	Note issued by Global Innovative Systems Inc. to Full Moon Resources Limited dated January 23, 2007
10.33*	Subscription Agreement between Global Innovative Systems Inc., LP Asset Management Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007
10.34*	Note issued by Global Innovative Systems Inc. to LP Asset Management Limited dated January 23, 2007
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 20, 2007

CW1076379.1