Form 10KSB
period 2007-03-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2007-07-17
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-30299

LIGHTSCAPE TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3/F., 80 Gloucester Road
Wanchai, Hong Kong	0000000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (852) 2546-1808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $13,629,406

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 15, 2007 was
12,608,244 common shares @ $0.55 (1) = $6,934,534

(1) Closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board on
June 15, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

37,451,410 common shares issued and outstanding as of June 15, 2007.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Lightscape Technologies Inc. and our subsidiaries.

COMPANY OVERVIEW

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” and on April 23, 2007, we changed our name to “Lightscape Technologies Inc.”

We are a holding company owning subsidiaries engaged in three main business activities: (1) light emitting diode (LED) lighting solutions, (2) lighting source products and (3) energy-savings solutions. During the fiscal year ended March 31, 2007, approximately 58% of our revenue was derived from our LED lighting solutions business, 38% from our lighting source products business and 4% from our energy-savings solutions business.

LED Lighting Solutions Business

During 2006, we entered into the LED lighting solutions business through two acquisitions of Lightscape Technologies (Macau) Limited. On February 6, 2006, we incorporated Lightscape Macau as a joint venture company. Initially, we held 50.4% of the issued and outstanding shares of Lightscape Macau after the commencement of the joint venture. On September 29, 2006, however, we acquired the remaining 49.6% of the issued and outstanding shares of Lightscape Macau in consideration for the payment of $1,550 (MOP12,400) and the issuance of 1,200,000 common shares by our company.

Immediately upon the acquisition of the remaining 49.6% interest, the 1,200,000 common shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006. The escrowed shares will be held and released to the vendors so long as the consolidated net profit of Lightscape Macau is not less than $2,564,103 (HK$20,000,000) during the period from October 1, 2006 to September 30, 2007. If the consolidated net profit of Lightscape Macau is less than $2,564,103 (HK$20,000,000) during this period, a percentage of the common shares currently held in escrow equal to the percentage of the shortfall in net profit will be released by the escrow agent for immediate cancellation by our company, with the balance of the common shares to be released to the vendors. If Lightscape Macau fails to generate any consolidated net profit during the period, all of the escrowed shares will be released by the escrow agent for immediate cancellation by our company.

Lightscape Macau operates in three principal lines of business: LED Lighting Systems, OEM (Original Equipment Manufacturer) and Licensing, and LED Rentals.

LED Lighting Systems

Lightscape Macau provides creative design, integration, installation and digital control of intelligent LED-based lighting systems. Our LED lighting systems use semiconductor devices, known as light emitting diodes, as the primary light source. Our system designs typically consist of various LED lighting hardware components sourced from third parties, including individual LED fixtures of various sizes, intensities and color capabilities, LED flood lights, spotlights, string lights, cove lights, light tubes and light tiles, LED video walls, submersible LED lights, laser lights and related support hardware and accessories.

These LED-based lighting hardware components are integrated, installed and then driven by our proprietary digital control software AI-One Multimedia and Video Show Control System. Our AI-One product is a user-friendly, PC-based software system for the authoring, control and playback of intricate, large-scale lighting and audio effects. This product has the ability to simultaneously control up to four high resolution LED video walls, an unlimited number of LMX channels, DMX universes, 0-10v analog channels, and RS-232 devices. The software’s graphical user interface and digital control capabilities simplifies the process of creating and playing elaborate lighting, video and multimedia effects through LED lighting systems which may contain thousands of individual lighting addresses.

Our LED lighting systems are designed for both interior and exterior applications, and our sales and marketing strategy targets clients demanding high-performance color lighting systems. Demand for our LED lighting systems is primarily based on our end-user clients’ desire to add programmable dynamic lighting effects to their properties in order to attract and retain customers, and/or to differentiate and accentuate architectural elements. Demand is also driven by clients’ desire for reliable, low-maintenance and energy-efficient lighting design solutions.

The primary end-user markets for our LED lighting systems include hospitality (casinos, hotels, nightclubs), entertainment (concert halls, theaters, television studios), retail (shopping centers, digital signage), high-end residential (condominiums), architectural (public landmarks, fountains, office buildings), and special exhibits (conventions, trade show booths). The geographical target markets for our LED lighting systems include Macau, Hong Kong, China and Singapore.

Our LED lighting systems are typically specified within a design plan developed by architects or lighting designers engaged by the owner of an end-user project. Our sales personnel work with the architects and lighting designers on the lighting design process to incorporate our LED lighting systems. Our LED lighting systems are then typically purchased by general contractors or electrical contractors engaged by the owner of an end-user project, or by the project owner directly. During installation of the LED lighting system, we provide on-site supervision to ensure that the lighting hardware is properly installed and operational. We also typically provide client training services in the use of our AI-One software, and collaborate with clients in using our AI-One software to create customized lighting and multimedia effects for playback on the installed LED lighting system.

Our LED lighting systems are sold primarily by our internal sales team through established relationships with architects, lighting designers and real estate development owners. A core component of our sales team’s approach is a focus on design creativity, including the professional production of videos for each potential client with animated renderings of the artistic vision for the client’s lighting systems and the types of creative lighting effects that may be achieved.

OEM and Licensing

We offer OEM and licensing of our core proprietary AI-One digital control software product. Our OEM business primarily targets LED manufacturers and LED lighting system designers which use our AI-One software system to create and control lighting effects for their own LED lighting systems, typically sold under their own brand name. We also license our AI-One software system, primarily to owners of end-user projects which have installed or rented our LED lighting systems. Our OEM and licensing sales are primarily made by our internal sales team and our geographical target markets include Macau, Hong Kong, China and Singapore.

LED Rentals

We provide rentals of LED-based hardware. The main products we rent include LED panels and LED video walls. Complementary products we rent include individual LED fixtures of various sizes, intensities and color capabilities, LED flood lights and spotlights. Demand for LED hardware rentals is primarily based on clients’ desire to cost-effectively meet their short-term need for dynamic lighting and video effects in order to deliver advertising, messaging and/or dramatic lighting effects.

The primary markets for LED lighting rentals include corporate events (conventions, conferences, trade shows, special exhibits), advertising companies (indoor and outdoor digital signage), television and film productions, government (special events), and live performances (theatre productions, music concerts). Our LED rental sales are primarily made by our internal sales team and our geographical target markets currently include Macau and Hong Kong.

Lighting Source Products Business

Our company entered into the lighting source products business through several transactions that culminated in our company acquiring 76.8% of the issued and outstanding common shares of Beijing Illumination (Hong Kong) Limited through the issuance of 13,683,153 shares and cash payment of $1,928,021. As a result, Beijing Illumination is now a majority-owned subsidiary of our company. Following the acquisition of a majority interest in Beijing Illumination on February 27, 2006, our company expanded our business into the manufacturing and sale of lighting and specialty lighting source products.

Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Ltd., manufactures and sells the following four main categories of high-intensity discharge (HID) related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) xenon lamps; and (4) special application HID lamps. In addition to HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps.

Compared to conventional incandescent and fluorescent lamps, HID lamps produce a much larger quantity of light in a relatively small package. Customer demand for Beijing Illumination’s products is primarily driven by the ability of HID lamps to generally offer superior efficiency, luminosity, reliability and versatility with the additional benefit of low energy consumption in comparison with conventional incandescent or fluorescent lamps.

Beijing Illumination’s HID lamps are used within a wide variety of industrial, governmental, commercial and residential applications. Metal halide lamps are used primarily for indoor and outdoor lighting of factories, warehouses, industrial plants, airports, sports stadiums, supermarkets, shopping centers, underground parkades and residential buildings. Main applications for high-pressure sodium lamps include street lighting, subway systems courtyard lighting and general outdoor lighting. Xenon lamps are used within the manufacturing of automobile headlights. Special application HID lamps consist primarily of multi-color lamps which are used in specialized applications such as aquariums, hydroponics, outdoor decorative lighting of buildings, bridges and other large architectural structures, and indoor decorative lighting for theatres and other entertainment venues. The primary applications for ultra high-pressure mercury lamps are as key components within light-weight digital crystal projectors and rear projection televisions.

Beijing Illumination’s internal sales team and sales agents sell its lighting products through a variety of sales channels including manufacturers, wholesalers, distributors, contractors, and directly to end-users. The primary geographical markets for Beijing Illumination’s products are China, Hong Kong, Macau, Singapore, India and the United States.

Energy-Savings Solutions Business

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

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies, and a provider of energy management consulting services. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting.

In addition, Tech Team is a value added reseller of complementary energy-efficiency products which can be integrated and installed with the Eco-Pro Energy Saver system to further condition the power flow and enhance energy-savings rates for clients. These complementary products include voltage stabilizers, high-performance T5 lighting systems, active harmonic filters, transient voltage surge suppressors and power factor correction systems.

Tech Team also provides energy management consulting services. These services include energy audits, design of customized energy management solutions, product integration and system installation, customer training and after-sales service support.

Customer demand for Tech Team’s energy management products and services is primarily driven by cost-savings. Cost-savings result from the use of Tech Team’s energy management products and services from energy conservation and energy efficiency. Energy conservation is the reduction of electricity consumption by reducing waste. This results in direct cost savings on monthly power bills for customers. Energy efficiency is the reduction or elimination of distortions, disturbances, and pollution in the flow of electricity within a customer’s electrical systems. This results primarily in indirect cost savings through decreased production losses, prolonged lifespan of equipment and reduced maintenance costs. Tech Team’s products address the demand for both energy conservation and energy efficiency.

The market for Tech Team’s energy-saving products and services is primarily focused on medium-to-large-scale users of electrical energy across a wide range of sectors and industries. Industrial markets include manufacturing facilities, chemical plants, refineries, industrial parks and warehouses. Commercial markets include office buildings, hotels, shopping centers, racetracks, golf courses, casinos, stadiums, large restaurants, cinemas, theatres, theme parks, supermarkets and retail chains. Municipal markets include airports, train stations, subway stations, water treatment plants, police stations and street lighting. Institutional markets include hospitals, sanitariums and universities. Residential markets include large residential estates, condominium complexes and apartment buildings.

Tech Team’s geographical target markets are primarily large commercial and industrial customers in Hong Kong, China, Macau and Singapore. Marketing, sales and distribution of Tech Team’s products are accomplished through the following two main channels:

  Direct Marketing: Tech Team markets and sells products directly to customers and potential customers through an internal team of sales professionals. These personnel target large customers in Hong Kong, China and Macau.

  Distributorships: Tech Team markets and sells products in Hong Kong, China, Macau and Singapore through non-exclusive distributorship agreements. Tech Team currently has distributorship agreements within these regions with five private companies and one quasi-governmental organization. The Hong Kong Productivity Council has endorsed Tec Team’s products, and the council introduces Tech Team’s energy management solutions to its affiliates and members via seminars and exhibitions. Tech Team has also signed a Marketing and Sales Cooperation Agreement with Shanghai ISSON Power Quality Co. Ltd., a subsidiary of the Baoshan Steel Group. This is an institute which develops and promotes energy efficiency solutions for entities throughout China. The distributorship agreements enable Tech Team to access the distributor’s existing clientele and relationship network, which allows for market penetration with minimal overhead expenses. In the year ended March 31, 2007, approximately 50% of total sales revenue from the energy-savings solutions business was derived from sales through distributorship agreements.

Tech Team utilizes the following three types of sales agreements: service contracts, direct sales contracts and trading contracts. For service contracts, the revenue from consulting services is recognized when the services have been provided and completed. This method is used to recognize revenue for service contracts because such services are provided within a short period of time and because Tech Team’s obligations are met upon completion and fulfilment in accordance with the service contracts. Revenue from direct sales is obtained from sales of hardware or sales-type leases. Such sales are recognized when the product is delivered and installed and all outstanding obligations of Tech Team pursuant to the sales contract are completed. Revenue from trading contracts is also obtained from hardware sales but represents sales to distributors and agents and is recognized when the product is delivered and title is transferred. In general, Tech Team recognizes revenue when it is realized or realizable and earned. Tech Team considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sale price is fixed or determinable, and collectively is reasonably assured.

COMPETITION

Each of our operating businesses faces intense competitive pressures within its respective markets. Such competition may come from domestic and international operators. While our businesses are managed with the objective of achieving sustainable growth over the long-term through developing and strengthening competitive advantages, many factors, including market and technology changes, may erode competitive advantages or prevent their strengthening. Accordingly, future operating results will depend to some degree on whether our operating subsidiaries are successful in protecting or enhancing their competitive advantages.

LED Lighting Solutions Business

Lightscape Macau’s intelligent LED lighting systems and OEM software compete with lighting products utilizing traditional lighting technology provided by many vendors. In the high performance color lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers of LED systems and designers of LED-based lighting solutions. However, we are increasingly experiencing competition from larger, more established companies, including those in the general lighting industry such as Koninklijke Philips Electronics NV. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture, marketing, design and installation of LED lighting systems than we do.

Lighting Source Products Business

There are currently about 6 to 8 manufacturers of electric arc tubes of metal halide lamps and approximately 30 manufacturers of electric arc tubes of high-pressure sodium lamps in the People's Republic of China. Beijing Illumination is the first and only domestic manufacturer in the People's Republic of China equipped with the production facilities for ultra high pressure mercury lamps.

Energy-Savings Solutions Business

Tech Team’s primary competitors are other energy management services companies providing similar products in its target market. There are approximately 50 companies that do business in Tech Team’s target market which are engaged in the sales of energy saving products. Our management, however, is not aware of any competitor doing business in Tech Team’s target market that offers an entire product line comparable to Tech Team’s products. Most energy management companies sell a single product or single brand. The single-product approach has generated savings for specific conservation issues, such as reducing energy consumption of chillers or lighting fixtures, but has produced inconsistent results in overall energy consumption for electricity consumers. Similarly, this single-product approach often addresses one issue while creating new ones. For example, use of single products may inadvertently create new energy efficiency problems such as distortions and disturbances that can damage customer equipment.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Approximately 97% of our total raw materials and supplies are sourced for use within our Lighting Source Products Business and 3% for use within our Energy-Savings Solutions Business.

LED Lighting Solutions Business

Merryspender was the major supplier of components to our LED Lighting Solutions Business.

Energy-Savings Solutions Business

Tech Team’s principal supplier of component parts is Guilin Electrical Equipment Scientific Research Institute. Under a 10-year Original Equipment Manufacturer Agreement dated June 1, 2000, Guilin Electrical Equipment Scientific Research Institute manufactures component parts used by Tech Team to assemble and create trademarked Eco-Pro Energy Saver products. Tech Team has established its own product assembly facility in Zhuhai, People’s Republic of China, where the component parts are assembled into finished products. Tech Team relies on Guilin Electrical Equipment Scientific Research Institute for the manufacture of its component parts, and a sudden change in the business affairs of this entity would have a material effect on Tech Team. The principal components of Tech Team’s energy-saving products are magnetic steel coils, computer chips, circuit boards, transformers and miscellaneous electrical circuitry and components. The prices for these components are subject to market forces largely beyond Tech Team’s control. The prices for these components have varied significantly in the past and may vary significantly in the future.

Products Suppliers

Our company also sources finished goods from external vendors on a case-by-case basis. Excel Plus International Ltd., a non-affiliate of our company, supplied us with finished goods that accounted for more than 10% of the total goods purchased by our company during the years ended March 31, 2007 and March 31, 2006 respectively.

SIGNIFICANT CUSTOMERS

Over 58% of our revenue was contributed from contract revenue and sales of lighting design solutions to two customers, Galaxy StarWorld Hotel and Casino and Strong Base Electronic-optic Technology Corp., during the year ended March 31, 2007.

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

RESEARCH AND DEVELOPMENT

The estimated amount our company spent on research and development activities among all of our subsidiaries was insignificant during the years ended March 31, 2007 and March 31, 2006.

Lightscape Macau

Lightscape Macau maintains a team of approximately 10 software engineers engaged in customized architectural lighting design applications. This team develops high-end digital software controllers which integrate the control of lighting, electrical and mechanical devices within our LED lighting systems. Lightscape Macau also has a team of 5 product engineers involved in developing customized, innovative LED lighting products such as LED lighting tubes to enhance lighting distances and customized LED lighting fixtures.

Beijing Illumination

Beijing Illumination has engaged in a joint venture with U.S.-based R&D house eeLe Laboratories (LLC) for collaborative research and development of new lighting source products, such as front and rear projection display systems and fiber optic lighting.

Tech Team

Tech Team’s research and development efforts are focused on enhancing the Eco-Pro Energy Saver products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adaptation of existing products to accommodate the requirements of larger and smaller electricity consumers. Research and development efforts are conducted in-house, as well as through an agreement with Guilin Electrical Equipment Scientific Research Institute, a leading governmental research institute in China under the Ministry of Mechanical Industry.

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

Trademarks

Our software product AI-One Multimedia and Video Show Control System is sold under the non-registered trademark name AI-One.

The Eco-Pro name and logo are registered trademarks in China, Hong Kong, Macau, Thailand and the 25 nations of the European Community Union.

Domain Names

We own and operate the following duly registered internet domain names: www.lightscapetech.com.hk, www.gistt.com and www.techteam.com.hk. The information contained in our websites does not form part of this annual report. Our company does not make available, on or through our websites, our annual report on Form 10-

KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the Securities and Exchange Commission.

Additionally, any document filed by us, including this annual report on Form 10-KSB, may be viewed at the Securities and Exchange Commission’s public reference room, 100 F Street NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information about its public reference room. These Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at “www.sec.gov”.

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

EMPLOYEES

As of March 31, 2007, Bondy Tan was the sole employee of Lightscape Technologies. Mr. Tan is the President and Chief Executive Officer of Lightscape Technologies. On a consolidated basis among all of our subsidiaries, our company has a total of 239 employees.

As of March 31, 2007, Lightscape (Macau), our wholly-owned subsidiary, had 9 employees, of which 1 was senior management, 2 were managerial, administrative, finance and accounting staff, 2 were engineers and technicians engaged in research and development, 2 were engaged in sales and marketing , and 2 were engaged in manufacturing and other operational activities.

As of March 31, 2007, Beijing Illumination, our majority-owned subsidiary, had 203 employees, of which 2 were senior management, 7 were managerial, administrative, finance and accounting staff, 6 were engineers and technicians engaged in research and development, 8 were engaged in sales and marketing , and 180 were engaged in manufacturing and other operational activities.

As of March 31, 2007, Tech Team, our wholly-owned subsidiary, had 21 employees, of which all were full-time employees. Of these employees, 5 were managerial, administrative, finance and accounting staff, 4 were engineers and technicians engaged in engineering, consulting and training service, 3 were engaged in sales and marketing, and 8 were engaged in manufacturing and other operational activities.

Of those employees, none are covered by collective bargaining agreements. We plan to hire a Chief Financial Officer before the end of the second quarter of our 2008 fiscal year.

SUBSIDIARIES

The names of our wholly-owned and majority-owned subsidiaries, their dates of incorporation and the jurisdictions in which they are incorporated are as follows:

Name	Jurisdiction	Date Incorporated
Tech Team Holdings Limited	Territory of the Cayman Islands	February 15, 2002

Tech Team Investment Limited(1)	British Virgin Islands	March 24, 2000
Grandplex Development Limited(2)	Hong Kong	January 18, 1999
Tech Team Development Limited(2)	Hong Kong	October 22, 1999
Luminous Lighting Technology (Asia) Limited(2)	Hong Kong	August 23, 2000
Tech Team (China) Limited(2)	British Virgin Islands	May 22, 2002
Tomi Fuji Energy Management Services Consultants Limited(2)	Hong Kong	March 10, 2004
Powerland Technology Limited(2)	British Virgin Islands	September 8, 2005
Lightscape Technologies (Macau) Limited(2)	Macau	February 6, 2006
Tomi Fuji Energy Pte. Ltd.(3)	Singapore	December 17, 2004
Tech Team Development (Zhuhai) Limited(4)	The People’s Republic of China	August 23, 2002
Beijing Illumination (Hong Kong) Limited(5)	Hong Kong	October 11, 2002
Beijing Aihua New Enterprise	The People’s Republic of	July 26, 1999
Lighting Appliance Company Ltd.(6)	China
Pro Shing Construction Team Macau Limited(7)	Macau	June 19, 2006

(1)	Wholly-owned subsidiary of Tech Team Holdings Limited.

(2)	Wholly-owned subsidiary of Tech Team Investment Limited.

(3)	80% majority-owned subsidiary of Tomi Fuji Energy Management Services Consultants Limited.

(4)	Wholly-owned subsidiary of Tech Team (China) Limited.

(5)	76.8% majority-owned subsidiary of Powerland Technology Limited.

(6)	Wholly-owned subsidiary of Beijing Illumination (Hong Kong) Limited.

(7)	80% majority-owned joint venture of Tech Team Investment Limited.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Risks Related to Our Business

We may require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

Our business plan calls for expenses and working capital necessary to continue the development of our products and expand our position in our markets. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

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

This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, marketing campaigns, global expansion, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Further, to the extent our competitors are able to attract and retain customers based on product and/or price advantages, or because of international operations or arrangements, our business and ability to grow could be adversely affected in a material manner. To be successful, we must establish and strengthen our brand awareness, effectively differentiate our product and service lines from those of our competitors and build our international and strategic partnerships. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

Currently, we derive a majority of our revenues from the sale of lighting design solutions and lighting source products, and a minor portion of our current and expected future revenues from the sale of energy-saving products.

Both the specialty lighting products industry and the electrical energy-saving industry are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new LED lighting products and services in our markets may reduce demand for our LED lighting products and services. In addition, the rapid technological advancements in HID lighting products may render our current specialty lighting products obsolete. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brands. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of trademark and trade secret laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies.

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

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a number of other skilled personnel, including persons with experience in creative lighting system design, development of intelligent lighting control software, electrical engineering, manufacturing and energy management consulting. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which would have a material adverse impact on our business.

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

Over 40% of our revenue was contributed from sales of lighting design solutions with one customer for the year ended March 31, 2007. If the customer ceased their business with our company, we would require time to find other customers. If we lose this customer or are unable to generate recurring revenues from this customer, there will be a negative impact on our overall performance.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, one of which accounts for more than 16% of our purchases for the year ended March 31, 2007. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Our business is currently focused on the sale of specialty lighting products and services, and electrical energy-saving products and services in Greater China. Accordingly, our business, results of operations and financial conditions are affected to a significant degree by any economic, political and legal developments in China.

Since the late 1970s, the Chinese government has been reforming its economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and the development of specialty lighting products and services, and electrical energy-saving products in China. Any such changes would have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, adjustments in policies by the Chinese government or changes in laws and regulations on the sale of specialty lighting products and services, or electrical energy-saving products and services, could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by our company. Any such changes or new regulations could affect our ability to develop and sell our products and therefore affect our ability to generate revenues.

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

Our company’s success relies on the ability of our agents and distributors to sell our products and services, and on our ability to effectively monitor the activities of such persons and the failure to establish and maintain productivity from our agents and distributors may have a material adverse effect on our operations.

Our company relies on agents and distributors to earn revenue by means of selling our products and services directly to end users. Our use of external distributors requires an effective and efficient monitoring system to ensure our success in delivering products and services to customers. Our company monitors the activities of our agents and distributors but there can be no assurance that our monitoring efforts are successful in achieving a productive and efficient distribution network. Failure to establish and maintain high levels of productivity and efficiency from our distribution network may have a material adverse effect on our operations.

New or changing government policies or regulations related to the specialty lighting industry or the energy savings industry in our markets may have an adverse effect on our operations and may require our company to modify our business plan.

Our management oversees trends in our market industries by accessing available market information, including updated governmental policies and regulations related to such industries from time to time. Both short and long-term changes in governmental policies or regulations affecting the specialty lighting products and services industry and/or the energy savings industry may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

If LED-based lighting systems do not achieve greater market acceptance, prospects for our growth and profitability may be limited.

Lightscape Macau’s future success depends on increased market acceptance of LED-based lighting. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting sources, or because of perceived risks relating to LED lighting’s novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors, could adversely affect demand for Lightscape Macau’s LED-based lighting systems. If acceptance of LED-based lighting systems does not continue to grow, opportunities to increase our revenues and operate profitably may be limited.

If advances in LED lighting technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

Lightscape Macau does not design or manufacture LEDs. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs. In the high performance color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues will be significantly reduced, and our future prospects for success may be harmed.

A drop in the retail price of electrical energy may have a negative effect on our business.

A customer’s decision to purchase Tech Team’s energy saving products and services is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support a reasonable return on investment for Tech Team’s energy saving products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

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

ITEM 2.        DESCRIPTION OF PROPERTY.

Our principal office is located at 3/F., 80 Gloucester Road, Wanchai, Hong Kong. The 4,110 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions, and includes a showroom for our LED lighting products and services. Our company has leased the office premises for the period from December 18, 2006 to December 17, 2008. The monthly fixed rent is $11,754, plus a monthly service charge of $2,007. Upon expiration of the lease, we intend to renew our lease, or move to a larger office space in Hong Kong if additional space is required.

Our company, through Tech Team Development (Zhuhai), also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 6,086 square feet space serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company, through our indirect wholly-owned subsidiary, Tech Team Development (Zhuhai), has leased the facility for the period from July 1, 2005 to June 30, 2007. The monthly fixed rent is $1,493, plus a monthly service charge of $208. A renewal agreement, under similar terms as the prior lease agreement, is currently being negotiated.

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

ITEM 3.        LEGAL PROCEEDINGS.

Our company received a notice of payment dated February 12, 2007 demanding the settlement of outstanding tax payable amounting to $6,440 within 10 days from the date of the notice. This notice was related to our company’s failure to pay the tax payable according to the instalment arrangement that was agreed with Hong Kong Inland Revenue Department (“HKIRD”). If our company is unable to settle the payable, the instalment arrangement will be cancelled. Further, the HKIRD will take recovery actions and/or legal proceedings against our company to recover the whole outstanding amount of $256,167 without further notice.

Our company issued two checks for a total amount of $23,508 to one Mr. Chin Wui Leong as requested for services that had been provided by his company. We were informed later by our internal auditor that making payment to an individual employee instead of making out the checks in the name of the company was not the correct procedure and accordingly we had informed Mr. Chin Wui Leong to return both checks for cancellation. However, both checks were banked without informing our company. Court judgment was entered against our company and we had settled the amount in full plus costs.

One Mr. Ho Tai-Kwan had instituted legal proceedings against our company demanding settlement of $321,337. This was a commercial dispute and our company had instituted legal proceedings for a counter-claim against Mr. Ho Tai-Kwan demanding settlement of $545,381 being a deficit payment to make up guaranteed net profit as per an agreement signed on October 4, 2004.

Other than the above, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of June 15, 2007. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our stock is listed for quotation on the Over-the-Counter Bulletin Board under the trading symbol “LTSC” and the CUSIP number is 53227B 101. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada, Telephone: 702.361.3033, Facsimile: 702.433.1979. Our common shares initially began trading on the OTC Bulletin Board on April 17, 2001 under the trading symbol “GBIS”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended March 31, 2007 and the interim period ended June 15, 2007 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2007	$1.01	$0.75
December 31, 2006	0.90	0.33
September 30, 2006	1.10	0.65
June 30, 2006	1.20	0.70
March 31, 2006	0.85	0.40
December 31, 2005	0.80	0.35
September 30, 2005	1.50	0.65
June 30, 2005	2.65	1.25

On June 15, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.55.

As of June 15, 2007, there were 163 holders of record of our common stock. As of such date, 37,451,410 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended March 31, 2007 that were not otherwise disclosed in a quarterly report on Form 10-QSB or in a current report on Form 8-K.

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report. Our company’s audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward-Looking Statements” and “Risk Factors” for a list of our risk factors.

SELECTED FINANCIAL DATA

Five Years Consolidated Balance Sheets

	March 31,
	2007	2006	2005	2004	2003

Total current assets	13,091,065	7,294,429	2,484,694	677,568	799,199
Total non-current assets	15,490,982	14,603,890	5,305,976	1,324,525	1,212,867
Total current liabilities	(7,253,763)	(10,305,927)	(4,389,581)	(3,235,769)	(1,414,630)
Total non-current liabilities	(153,994)	(1,851)	(2,468)	(60,462)	(720,997)
Minority interest	(1,865,916)	(2,633,652)	(364)	-	-
Total shareholders' equity/(deficit)	19,308,374	8,956,889	3,398,257	(1,294,138)	(123,561)

Five Years Consolidated Statements Of Operations

	Year ended March 31,
	2007	2006	2005	2004	2003
Total net revenues	13,629,406	1,521,232	2,603,865	392,092	274,544
Total cost of revenues	(8,004,379)	(1,144,608)	(1,035,939)	(272,902)	(143,424)
Management fee income from a related	-	-	-	-	61,697
company
Amortization of intangible assets	(818,872)	(528,923)	(125,874)	-	-
Impairment loss on intangible assets	-	(1,928,021)	-	-	-

Selling and marketing expenses	(678,762)	(659,901)	(576,268)	(150,193)	(171,766)
General and administrative expenses	(3,198,404)	(1,769,430)	(1,140,670)	(957,472)	(827,831)
Research and development expenses	-	-	-	-	(20,112)
Profit/(loss) from operations	928,989	(4,509,651)	(274,886)	(988,475)	(826,892)
Interest expense	(469,031)	(141,363)	(136,088)	(195,274)	(98,906)
Interest income	11,193	17,843	14,420	2,931	1,641
Gain on disposal of investments	720	-	-	11,253	4,773
Gain on dilution of interest in a subsidiary	-	-	-	-	2,851
Other income	1,345,608	898,959	2,818	8,385	8,350
Equity share of the result of Joint Venture	64,710	(780)	-	-	-
Profit/(loss) before income tax	1,882,189	(3,734,992)	(393,736)	(1,161,180)	(908,183)
Income tax	(271,751)	(45,508)	(136,246)	-	18,236
Minority interests	(530,547)	59,361	-	5,457	16,650
Net profit/(loss)	1,079,891	(3,721,139)	(529,982)	(1,155,723)	(873,297)

COMPANY OVERVIEW

We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” and on April 20, 2007, we changed our name to “Lightscape Technologies Inc.”

We are a holding company owning subsidiaries engaged in three main business activities: (1) LED lighting solutions, (2) lighting source products and (3) energy-savings solutions. During the fiscal year ended March 31, 2007, approximately 58% of our revenue was derived from our LED lighting solutions business, 38% from our lighting source products business and 4% from our energy-savings solutions business.

LED Lighting Solutions Business

Lightscape Macau operates in three principal lines of business: LED Lighting Systems, OEM and Licensing, and LED Rentals. Lightscape Macau provides creative design, integration, installation and digital control of intelligent LED-based lighting systems, OEM and licensing of our core proprietary AI-One digital control software product, and rentals of LED lighting hardware.

Lighting Source Products Business

Beijing Illumination is an investment holding company engaged in the research, development, manufacture and sale of lighting products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Ltd., manufactures and sells the following four main categories of high-intensity discharge (HID) related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) xenon lamps; and (4) special application HID lamps. In addition to HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps.

Energy-Savings Solutions Business

Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies, and a provider of energy management consulting services. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions.

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

Following the acquisition of Lightscape Macau, our company diversified our business into the sale of specialty lighting services, including LED lighting systems, OEM and licensing of our proprietary intelligent lighting control software, and LED rentals. Following the acquisition of Beijing Illumination, our company diversified our business into the sale of specialty lighting source products. Our business strategy is focused on growing the sales of our specialty lighting services and lighting source products businesses. The future performance of these business segments may materially affect the future performance of our company. Our company continues to develop, manufacture and sell energy-saving products and technologies, and we are reviewing our marketing strategy related to the promotion of our energy-saving products. Our company has identified this trend as one that is reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Summary of Key Results

Total net revenue for the year ended March 31, 2007 was $13,629,406, which represents a 796% increase from the total net revenue of $1,521,232 for the year ended March 31, 2006.

Operating expenses, including selling and marketing expenses and general and administrative expenses, for the year ended March 31, 2007 were $3,877,166, which represents a 60% increase in operating expenses of $2,429,331 for the year ended March 31, 2006.

Interest expense for the year ended March 31, 2007 was $469,031, which represents a 232% increase from $141,363 for the year ended March 31, 2006.

Profit before income tax and minority interest for the year ended March 31, 2007 was $1,882,189 compared to a loss of $3,734,992 for the year ended March 31, 2006.

Net income for the year ended March 31, 2007 was $1,079,891 compared to a loss of $3,721,139 for the year ended March 31, 2006.

Basic earnings per share for the year ended March 31, 2007 was $0.03 compared to a basic loss per share of $0.18 for the year ended March 31, 2006. Fully diluted earnings per share for the year ended March 31, 2007 was $0.02 compared to a loss per share of $0.18 on a fully diluted basis for the year ended March 31, 2006.

Other income for the year ended March 31, 2007 was $1,345,608 compared to other income of $898,959 for the year ended March 31, 2006.

Results of Operations – Fiscal Year Ended March 31, 2007

Our company’s profit before taxes and minority interest for the year ended March 31, 2007 was $1,882,189, as compared to a loss before taxes and minority interest of $3,734,992 for the year ended March 31, 2006. The increase in profit is primarily attributable to the increase in revenues from the provision of lighting design solutions by Lightscape Macau and the sale of lighting source products by subsidiary Beijing Illumination.

Revenues and Cost of Revenues

Total net revenue for the year ended March 31, 2007 was $13,629,406, which represents a 796% increase over the total net revenue of $1,521,232 for the year ended March 31, 2006. The increase in net revenues is primarily attributable to the sale and contract revenue from the provision of lighting design solutions by Lightscape Macau and the sale of lighting source products derived from Beijing Illumination, which subsidiaries were acquired during the year ended March 31, 2007.

Specifically, contract revenue and sale of lighting design solutions derived from Lightscape Macau were $5,471,374 and $2,410,025 for the year ended March 31, 2007, respectively, compared to nil for the year ended March 31, 2006. Sales of lighting source products derived from Beijing Illumination were $5,210,646 for the year ended March 31, 2007 compared to nil for the year ended March 31, 2006. Sales of hardware products related to our energy-saving systems decreased $862,788, or 64%, to $493,154 for the year ended March 31, 2007 from $1,355,942 during the year ended March 31, 2006. The decrease in revenues from the sale of energy-saving hardware systems was due primarily to the change in business strategy from the sale of energy-saving products to the sale of LED lighting design solutions and specialty lighting products. Our company expanded our operations in the business segments of the provision of LED lighting design solutions, as well as manufacturing and sales of lighting source products, during the year ended March 31, 2007. As a result of the increased sales within of our specialty lighting segments, we are reviewing our marketing strategy related to the promotion of our energy-saving products.

Cost of revenues for the year ended March 31, 2007 was $8,004,379, which represents an increase of $6,859,771 as compared with cost of revenues of $1,144,608 for the year ended March 31, 2006. The increase in the cost of revenues during the year ended March 31, 2007 was directly associated with the corresponding increase in contract costs for lighting design solutions provided by Lightscape Macau, and in the sales of lighting source products by Beijing Illumination.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the year ended March 31, 2007 was $818,872 as compared to $528,923 for the year ended March 31, 2006.

Operating Expenses

Operating expenses for the year ended March 31, 2007 were $3,877,166, which represents a 60% increase over the operating expenses of $2,429,331 for the year ended March 31, 2006. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the year ended March 31, 2007 increased approximately 3% to $678,762 from $659,901 for the year ended March 31, 2006. The decrease in operating expenses was a net effect of (1) the decrease in salaries of sales personnel of Tech Team Development and (2) the incorporation of selling and marketing expenses from acquired subsidiaries Lightscape Macau and Beijing Illumination. Our company anticipates that selling and marketing expenses will increase in the future as our company’s sales of specialty lighting services and lighting source products expand.

General and administrative expenses increased 81% during the year ended March 31, 2007 to $3,198,404 from $1,769,430 for the year ended March 31, 2006. The increase was mainly due to increased salaries, rental fees, legal and professional fees incurred as a result of the overall expansion of our company’s business and operations, including the acquisitions of Lightscape Macau and Beijing Illumination. Our company anticipates that general and administrative costs will increase in the future as our company’s overall operations continue to expand.

Interest expense increased to $469,031 for the year ended March 31, 2007 as compared to $141,363 for the year ended March 31, 2006. The increase of 232%, or $327,668, was primarily due to the issuance of convertible notes during the year ended March 31, 2007.

Other Income

Other income for the year ended March 31, 2007 was $1,345,608 compared to other income of $898,959 for the year ended March 31, 2006. Other income consists primarily of consulting income, write back of amounts due to shareholders and waiver of amount due to a former minority shareholder of a subsidiary of $303,327, $147,246 and $613,918 respectively.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of March 31, 2007, our company had a net working capital surplus of $5,837,302 compared with a deficit of $3,011,498 as of March 31, 2006, representing an increase in working capital of $8,848,800. The cash and cash equivalents of our company increased to $4,117,107 as at March 31, 2007 as compared to $158,832 as of March 31, 2006. The increase is primarily attributable to the closing of a convertible note financing transaction on January 23, 2007 whereby we issued sixty $100,000 redeemable convertible notes for an aggregate principal amount of $6,000,000 to three investors. As of March 31, 2007, our company had no total credit facilities granted.

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

Pursuant to the terms and conditions of the subscription agreements, we granted two options to each investor, the first option of which is exercisable at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional $100,000 redeemable convertible notes of our company in the aggregate principal amount of up to $6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional $100,000 redeemable convertible notes of our company in the aggregate principal amount of up to $6,000,000. The conversion price of the notes underlying the first option are convertible at $0.55 per share if converted on or before June 30, 2007 and at $0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option is subject to a formula as set out in the subscription agreements.

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

Cash Flow Related to Operating Activities

Operating activities provided cash of $1,973,283 for the year ended March 31, 2007 as compared to cash used of $1,473,721 for the year ended March 31, 2006. The net cash provided by operating activities was mainly due to a decrease in inventories, an increase in accrued expenses and other current liabilities and an increase in the net profit generated during the year ended March 31, 2007.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounted to $430,037 during the year ended March 31, 2007 as compared with investing activities using $26,971 during the year ended March 31, 2006. The increase in cash used in investing activities is attributable primarily to increased purchases of factory equipment, and increases in construction in progress (including website development and implementation of an enterprise resource planning system) during the year ended March 31, 2007 as compared to the year ended March 31, 2006.

Cash Flow Related to Financing Activities

Financing activities provided cash of $2,406,110 for the year ended March 31, 2007 as compared to financing activities providing cash of $1,631,772 for the year ended March 31, 2006. The increase in net cash provided by financing activities was mainly due to the closing of a convertible note financing transaction on January 23, 2007 whereby we issued 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to three investors.

Capital Expenditures

Our company incurred capital expenditures of $1,358,330 during the year ended March 31, 2007 and $38,110 for the year ended March 31, 2006. The increase in capital expenditures for the year ended March 31, 2007 as compared to March 31, 2006 was mainly attributable to the purchase of equipment. As of March 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our operating results and financial position.

Principle of Consolidation

The consolidated financial statements include the accounts of our company and its major subsidiaries, except for Xianghe Aihua New Enterprise Lighting Equipment Company Ltd., which is classified as other investment. All significant inter-company balances and transactions are eliminated in consolidation.

Trade Receivables and Allowance for Doubtful Accounts

In regards to our company’s allowance for doubtful accounts, our company periodically records a provision for doubtful accounts based on an evaluation of the collectibility of accounts receivable by assessing, among other factors, the customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our company's customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, our company estimates the extent to which the customer will be able to meet its financial obligations, and our company records an allowance that reduces its accounts receivable for that customer to the amount that is reasonably believed will be collected. Additional allowances may be required in the future if the financial condition of our company's customers or general economic conditions deteriorate, thereby reducing net income.

Inventories

Inventories are stated at the lower of cost or market value with cost is determined on the first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method in accordance with SFAS No. 141 “Business Combinations”. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment.

Intangible Assets

Our company acquired certain intangible assets through the acquisition of TFEMS in January 2005. These intangible assets are comprised of trademark, customer lists and relationships, and unfulfilled purchase orders. Our company also acquired certain intangible assets through the acquisition of Beijing Illumination in February 2006 and in June 2006. These intangible assets consisted of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and HID lamps, trademark, a customer base and a distributor base. The acquired trademarks were determined to have an indefinite useful life which are not subject to amortization, unless and until their useful life are determined no longer to be indefinite.

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

Software and licence is recognized as intangible assets at cost less accumulated amortization which is amortized over 3 years.

Plant and equipment and Construction in Progress

Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 - 4 years
Furniture and fixtures	3 - 4 years

Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years
Factory machinery and equipment	10 - 16 years

Construction in progress is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

Expenditures for repairs, maintenance and minor renewals and betterments are expensed.

Revenue Recognition

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

Sale of energy saving products – Our company sells its products directly to end users with installation (“Direct Sales Contracts”) and through distributors (“Trading Contracts”). Direct Sales Contracts revenue from hardware sales or sales-type leases is recognized when the product is delivered to the customer and related installation is completed when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement and when all other revenue recognition criteria are met. Revenue from Trading Contracts is recognized when the product is delivered and title is transferred and when all other revenue recognition criteria are met.

Sale of lighting source products – Our company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

Sale of lighting design solutions – Our company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

Contract revenue from lighting design solutions - Revenue is primarily recognized on the “percentage of completion” method for long-term construction contracts not yet completed, measured by the percentage of total costs incurred to date to estimate total costs at completion for each contract. This method is utilized because management considers the cost-to-cost method the best method available to measure progress on these contracts. Revenues and estimated total costs at completion are adjusted monthly as additional information becomes available and based upon our company's internal tracking systems. Because of the inherent uncertainties in estimating revenue and costs, it is reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those other indirect costs related to contract performance including, but not limited to, indirect labor, subcontract costs and supplies. General and administrative costs are charged to expense as incurred.

Our company has contracts that may extend over more than one year; therefore, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts, which require the revisions, become known.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Our company does not record any income from claims until the claims have been received or awarded.

In accordance with construction industry practice, our company reports in current assets and liabilities those amounts relating to construction contracts realizable and payable over a period in excess of one year.

Fees for the management of certain contracts are recognized when services are provided.

Rental Income - Revenue from rentals and operating leases without any acceptance provisions is recognized on a straight-line basis over the term of the rental or lease.

Commission and Services Income:

-

Revenue from consultancy services related to energy - saving feasibility study is recognized when granted. Services are considered granted when our company delivers its assessment to its customer and the customer signs the acceptance report.

-

Commissions earned from customer marketing services, where our company is acting as an agent for petroleum distribution companies, are recorded upon notification by the petroleum distribution companies for the amount earned, which is based on a pre-determined amount, per unit of gasoline sold to referred customers.

Sales-type lease income - Represents finance income attributable to sales-type leases and is recognized over the term of the lease, using the effective interest method.

Basic and Diluted Earning (Loss) per Share

Our company reports basic earning (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of our company represents the common stock outstanding during the year.

Diluted earning (loss) per share is based on the assumption that all dilutive convertible notes and options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our company’s first fiscal year that begins after September 15, 2006. Our company’s management has not evaluated the impact of this pronouncement on our company’s financial statements.

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

Our company’s management believes that this statement will not have a significant impact on our company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our company’s fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on our company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our company’s fiscal 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on our company’s consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. Our company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on our company’s financial statement presentation and disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Our company is reviewing SFAS No. 157 to determine what effect, if any, its adoption will have on our company’s financial statement presentation and disclosures.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”, which is effective for fiscal years beginning after December 15, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Our company is reviewing SFAS No. 158 to determine what effect, if any, its adoption will have on our company’s financial statement presentation and disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our company is currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Contractual Obligations

Operating leases include commitments for office space of $309,632 and factory buildings of $381,204. Our company’s principal business office is located at 3/F., 80 Gloucester Road, Wanchai, Hong Kong. The 4,110 square feet office space serves as the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions, including a showroom for our LED lighting design products and solutions. The monthly fixed rent is $11,754 plus a monthly service charge of $2,007. Our company also leases an office at Rooms 1108-9, 11th Floor, Tower II, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. The 4,058 square feet office space serves as the base of the corporate, accounting, sales and marketing functions of Beijing Illumination. Our company also leases a facility at 1st Floor, Block B, Cui Wei Industrial Building, 668 Cui Xei Road West, Zhuhai, Guangdong, the People’s Republic of China. It serves as a base for research, development and assembly of the Eco-Pro Energy Saver line of products, as well as sales and marketing activity within China. Our company also leases a facility at 1st to 4th floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, the People’s Republic of China. It serves as the base for manufacturing, research and development of the lighting and specialty lighting source products, as well as sales and marketing activity within China. The obligations of these leases are set out as follows:

	Obligations by Year

		Less Than	2-3	4-5	After
Contractual Obligations(1)	Total	One Year	Years	Years	5 Years
Operating Leases	$690,836	299,022	319,513	72,301	-

Our company has entered into a capital lease arrangement for leasing equipment used in our operations. The contractual obligations as of March 31, 2007 were:

	Obligations by Year

		Less Than		4-5	After
Contractual Obligations(1)	Total	One Year	2-3 Years	Years	5 Years
Capital Lease Obligations	$8,721	1,774	6,947	-	-
Total Contractual Obligations	$699,557	300,796	326,460	72,301	-

(1) There have been no material changes to the contractual obligations of our company subsequent to March 31, 2007.

ITEM 7.        FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this annual report:

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

     For the years ended March 31, 2007 and 2006
(Stated in U.S. Dollars)
and
Reports of Independent Registered Public Accounting Firms

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006 AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lightscape Technologies Inc.
(Formerly known as Global Innovative Systems Inc.)

I have audited the accompanying consolidated balance sheet of Lightscape Technologies Inc. (formerly known as Global Innovative Systems Inc.) and subsidiaries as of March 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Lightscape Technologies Inc. (formerly known as Global Innovative Systems Inc.) and subsidiaries as of March 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Yu and Associates CPA Corporation

El Monte, California
United States of America
July 6, 2007

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

BDO McCabe Lo Limited

Hong Kong, July 14, 2006

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	March 31,	March 31,
	2007	2006
	$	$
ASSETS
Current assets:
Cash and cash equivalents	4,117,107	158,832
Restricted deposits	-	224,092
Other investments, net of write-off amount of $31,516 on March 31, 2007 and $nil on March 31, 2006	-	31,516
Trade receivables, net of allowance for doubtful accounts	4,823,265	1,312,775
of $413,082 on March 31, 2007 and $210,096 on March 31, 2006
Net investment in sales-type leases – current portion	196,501	174,828
Prepaid expenses and other current assets	2,246,172	1,314,014
Amount due from a shareholder	-	160,243
Amount due from a related company	-	385,527
Inventories	1,708,020	3,532,602

Total current assets	13,091,065	7,294,429

Intangible assets	4,280,612	3,669,275
Goodwill	5,003,437	4,086,888
Investment in corporate joint venture	-	839
Investments – restricted	-	679,396
Plant and equipment, net	4,162,554	3,714,367
Construction in progress	1,715,141	1,937,360
Net investment in sales-type leases – non-current portion	329,238	515,765

	15,490,982	14,603,890

TOTAL ASSETS	28,582,047	21,898,319

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	3,678	2,077,878
Options	2,619,000	-
Trade payables	2,973,388	2,093,053
Amount due to a director	39,846	3,375,283
Amounts due to directors of a subsidiary	-	1,028,178
Amount due to a former minority shareholder of a subsidiary	-	517,962
Amounts due to shareholders	46,546	64,420
Amount due to a related company	-	26,992
Accrued expenses and other current liabilities	1,172,812	943,522
Obligations under capital leases – current portion	1,774	740
Income tax payable	396,719	177,899

Total current liabilities	7,253,763	10,305,927

Non-current liabilities:
Obligations under capital leases – non-current portion	6,947	1,851
Redeemable convertible notes (see Note 11)	147,047	-

Total non-current liabilities	153,994	1,851

Total liabilities	7,407,757	10,307,778
Minority interest	1,865,916	2,633,652

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	March 31,	March 31,
	2007	2006
	$	$
COMMITMENTS AND CONTINGENCIES (see Notes 17 and 18)

Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
37,451,410 common shares at March 31, 2007 and
30,535,719 common shares at March 31, 2006	37,451	30,535
Common stock warrants	-	573,692
Additional paid-in capital	24,139,333	14,667,387
Other reserves	28,944	-
Accumulated other comprehensive income (loss)	322,541	(40,339)
Accumulated deficit	(5,219,895)	(6,274,386)

Total shareholders' equity	19,308,374	8,956,889

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	28,582,047	21,898,319

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
Expressed in US dollars

	Twelve Months Ended
	March 31,
	2007	2006
	$	$
Revenues:
Sale of energy saving solutions	493,154	1,355,942
Sale of lighting source products	5,210,646	97,616
Sale and contract revenue of lighting design solutions	7,881,399	-
Rental income	1,285	3,856
Commission and service income	28,278	45,795
Sales-type lease income	14,644	18,023

Total net revenues	13,629,406	1,521,232

Cost of revenues:
Sale of energy saving solutions	(405,568)	(1,049,867)
Sale of lighting source products	(3,177,833)	(90,334)
Sale of and contract revenue of lighting design solutions	(4,406,475)	-
Rental income	(632)	(1,895)
Commission and service income	(13,871)	(2,512)

Total cost of revenues	(8,004,379)	(1,144,608)

Gross profit	5,625,027	376,624

Amortization of intangible assets	(818,872)	(528,923)
Impairment loss on intangible assets	-	(1,928,021)
Selling and marketing expenses	(678,762)	(659,901)
General and administrative expenses	(3,198,404)	(1,769,430)

Profit (loss) from operations	928,989	(4,509,651)
Interest expense	(469,031)	(141,363)
Interest income	11,193	17,843
Other income	1,345,608	898,959
Gain on disposal of investments	720	-
Equity share of the result of joint venture	64,710	(780)

Profit (loss) before income tax and minority interests	1,882,189	(3,734,992)
Income tax	(271,751)	(45,508)

Net profit (loss)	1,610,438	(3,780,500)
Minority interests	(530,547)	59,361

Net profit (loss) attributable to shareholders of the Company	1,079,891	(3,721,139)

Earning (loss) per share
- Basic	0.03	(0.18)
- Diluted	0.02	(0.18)

Weighted average number of common
shares outstanding
- Basic	33,440,587	20,742,409
- Diluted	44,349,677	20,742,409

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Expressed in US dollars (except for number of common shares)

						Accumulated other
						comprehensive income
						(loss)
							Foreign
	Common Shares		Common	Additional		Unrealized	Currency		Total
	Number	Amount	Stock	Paid-In	Other	Loss on	Translation	Accumulated	Shareholders'
			Warrants	Capital	Reserves	Investments	Adjustment	Deficit	Equity

Balance at April 1, 2005	19,033,096	19,033	-	5,977,080	-	(45,809)	1,200	(2,553,247)	3,398,257
Issuance of shares in
private placements	896,393	896	-	1,319,933	-	-	-	-	1,320,829
Issuance of shares for the
acquisition of a
subsidiary	10,606,230	10,606	-	7,944,066	-	-	-	-	7,954,672
Common stock warrants
	-	-	573,692	(573,692)	-	-	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	(4,942)	-	(4,942)
Net loss	-	-	-	-	-	-	-	(3,721,139)	(3,721,139)
Other comprehensive
gain:
Unrealized gain on
investments	-	-	-	-	-	9,212	-	-	9,212
Balance at March 31,
2006	30,535,719	30,535	573,692	14,667,387	-	(36,597)	(3,742)	(6,274,386)	8,956,889
Issuance of shares for the
acquisition of additional
interests in Beijing
Illumination	3,076,923	3,077	-	3,381,538	-	-	-	-	3,384,615
Issuance of shares for the
acquisition of additional
interests in Lightscape
Macau	1,200,000	1,200	-	838,800	-	-	-	-	840,000
Issuance of shares for the
capitalisation of balance
due to a director	2,638,768	2,639	-	1,448,716	-	-	-	-	1,451,355
Issuance of redeemable
convertible notes (see Note 11)	-	-	-	3,229,200	-	-	-	-	3,229,200
Expiry of stock warrants	-	-	(573,692)	573,692	-	-	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	329,827	-	329,827
Net profit	-	-	-	-	-	-	-	1,079,891	1,079,891
Transfer	-	-	-	-	28,944	-	(3,544)	(25,400)	-
Disposal of investment	-	-	-	-	-	36,597	-	-	36,597

Balance at March 31,
2007	37,451,410	37,451	-	24,139,333	28,944	-	322,541	(5,219,895)	19,308,374

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in US dollars

	Twelve Months Ended
	March 31,
	2007	2006
	$	$
Cash flows from operating activities:
Net profit (loss)	1,610,438	(3,780,500)
Adjustment to reconcile net profit (loss) to
net cash used in operating activities:
Amortization of intangible assets	818,872	528,923
Impairment loss on intangible assets	-	1,928,021
Depreciation expense	495,493	83,908
Tax paid	-	(3,855)
Loss on disposal of investments	35,923	-
Loss on disposal of plant and equipment	445	-
Equity share of the result of corporate joint venture	(64,710)	780
Gain on changes in fair value of embedded options	(151,800)	-
Write back of amounts due to shareholders	(147,246)	-
Waiver of amount due to a former minority shareholder of a subsidiary	(517,962)	-
Write-off of plant and equipment	-	5,227
Write-off of bad debts	202,986	166,597
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(2,685,198)	1,897,871
Net investment in sales-type leases	164,854	10,403
Prepaid expenses and other current assets	(841,335)	(928,576)
Discount on redeemable convertible notes	147,047	-
Inventories	1,824,582	(1,437,734)
Trade payables	12,726	215,594
Amount due from a related company	329,358	(385,527)
Accrued expenses and other current liabilities	519,990	179,639
Income tax payable	218,820	45,508

Net cash generated from (used in) operating activities	1,973,283	(1,473,721)

Cash flows from investing activities:
Purchase of plant and equipment and intangible assets	(1,358,330)	(38,110)
Proceed from sales of plant and equipment	4,214	-
Increase in construction in progress	-	(335)
Proceed from sales of investments	711,729	-
Cash paid for acquisition of a joint venture	(10,283)	(1,620)
Net cash inflow from acquisition of subsidiaries	(1,459)	280,606
Advance from a shareholder	-	64,420
Repayment to shareholders	-	(328,093)
Decrease (increase) in restricted deposits	224,092	(3,839)

Cash used in investing activities	(430,037)	(26,971)

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Expressed in US dollars

	Twelve Months Ended
	March 31,
	2007	2006
	$	$
Cash flows from financing activities:
Proceeds from short-term borrowings and short-term debts	-	427,409
Repayment of short-term borrowings and long-term debts	(2,074,200)	(348,326)
Repayment of capital lease obligations	(2,739)	(61,076)
Net proceeds from issuance of share capital and common stock warrants	-	1,320,829
Net proceeds from the issuance of redeemable convertible notes	5,909,177	-
Advances from directors of a subsidiary	168,480	55,679
Advance from a shareholder	336,647	-
Repayment to a shareholder	(47,032)	-
Advance from a director	3,194,518	1,761,425
Repayment to a director	(5,078,741)	(1,524,168)

Net cash provided by financing activities	2,406,110	1,631,772

Effect of foreign exchange rates change	8,919	(4,942)
Net increase in cash and cash equivalents	3,949,356	126,138
Cash and cash equivalents at beginning of the year	158,832	32,694

Cash and cash equivalents at end of the year	4,117,107	158,832

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	423	136,695
Interest on capital lease obligations	3,278	4,668

Supplemental schedules of non-cash investing and financing activities
Capital lease obligations incurred	8,869	-
Amount due to a director capitalized	1,451,355	-
Cash consideration on acquisition of a subsidiary	-	1,928,021
Payment of cash consideration on acquisition of a subsidiary by a director	-	(1,928,021)

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2007

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc., and its subsidiaries (collectively referred to as the “Company”) is principally engaged in (i) the provision of LED lighting products and services through wholly-owned subsidiary Lightscape Technologies (Macau) Limited, (ii) the manufacture and distribution of lighting source products through majority-owned subsidiary Beijing Illumination (Hong Kong) Limited, and (iii) the development, manufacture and distribution of energy saving products and technologies and the provision of consulting and customer training services through wholly-owned subsidiary Tech Team Holdings Limited.

The principal subsidiaries / corporate joint ventures of the Company as of March 31, 2007 include the following:

Name of subsidiary / corporate joint venture	Date of incorporation	Place of incorporation	Percentage of effective ownership

Tech Team Holdings Limited (“TTHL”)	February 15, 2002	The Cayman Islands	100

Tech Team Investment Limited (“TTIL”)	March 24, 2000	The British Virgin Islands	100

Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”)	August 23, 2002	The People's Republic of China	100

Tech Team Development Limited (“TTDL”)	October 22, 1999	Hong Kong	100

Luminous Lighting Technology (Asia) Limited (“LLTL”)	August 23, 2000	Hong Kong	100

Grandplex Development Limited (“GDL”)	January 18, 1999	Hong Kong	100

Tech Team (China) Limited (“TTCL”)	May 22, 2002	The British Virgin Islands	100

Tomi Fuji Energy Management Services Consultants Limited (“TFEMS”)	March 10, 2004	Hong Kong	100

Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”)	October 11, 2002	Hong Kong	76.8

Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”)	July 26, 1999	The People's Republic of China	76.8

Tomi Fuji Energy Pte. Limited (“TFEPL”)	December 17, 2004	Singapore	80

Powerland Technology Limited (“PTL”)	September 8, 2005	The British Virgin Islands	100

Lightscape Technologies (Macau) Limited (“Lightscape Macau”)	February 6, 2006	Macau	100

Pro Shing Construction Team Macau Limited (“Pro Shing”)	June 19, 2006	Macau	80

The audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

NOTE 2. ACQUISITIONS OF BUSINESS

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

Pursuant to an Option Deed Agreement dated September 27, 2005 (as amended by a letter agreement dated October 3, 2005) and pursuant to a Supplemental Deed Agreement dated February 22, 2006, both by and among the Company, Admire Fame Investments Limited (“Admire Fame”), Gain Huge Investments Limited (“Gain Huge”), Splendid Fortune Investments Limited (“Splendid Fortune”) and Ko Yin, the Company acquired an additional 30.8% of the shares of Beijing Illumination on February 27, 2006 in exchange for the issuance of an aggregate of 8,856,230 common shares of the Company to Admire Fame, Gain Huge and Splendid Fortune.

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

Acquisition of Additional Interest in Beijing Illumination

Pursuant to a Purchase Agreement dated March 29, 2006 by and among the Company and Aeneas, the Company acquired a further 5.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,250,000 common shares of the Company to Aeneas.

Pursuant to a Purchase Agreement dated April 3, 2006 by and among the Company and Aeneas, the Company acquired an additional 15.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,826,923 common shares of the Company to Aeneas.

In aggregate, the Company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of March 31, 2007.

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

Pursuant to a Sale and Purchase Agreement dated September 29, 2006 by and among the Company, Albert Yee Tat Chan and Luminous LED Technologies Limited (the “Vendors”) and Michelle Siu Kwan Lam and Joseph Sui Kei Lam (the “Guarantors”), the Company acquired legally 49.6% of the registered share capital of Lightscape Macau from Albert Yee Tat Chan as registered owner and Luminous LED Technologies Limited as beneficial owner in consideration for the payment of USD1,550 (MOP12,400) and the issuance of 1,200,000 common shares by the Company to Albert Yee Tat Chan (the “Consideration Shares”). In aggregate, the Company owns 100% of the registered share capital of Lightscape Macau as of September 29, 2006.

Immediately upon the completion of the Sale and Purchase Agreement, the Consideration Shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006 among the Company, the Vendors and Clark Wilson LLP as the escrow agent. Pursuant to the terms and conditions of the Sale and Purchase Agreement and the Escrow Agreement, all of the Consideration Shares shall be released to the Vendors upon the determination that the net profit of Lightscape Macau and its subsidiaries is not less than HK$20,000,000 over the period October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau and its subsidiaries is less than HK$20,000,000, the percentage of the Consideration Shares equalling to the percentage of the shortfall from HK$20,000,000 shall be released by the escrow agent not to the Vendors but to the Company for cancellation, with the balance of the Consideration Shares to be released to the Vendors; if there is no net profit for Lightscape Macau and its subsidiaries, all of the Consideration Shares shall be released to the Company for cancellation and the Company will be absolutely released from the obligation to deliver the Consideration Shares.

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

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

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

Software and licence is recognized as intangible assets at cost less accumulated amortization which is amortized over 3 years.

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

Plant and equipment and Construction in Progress

Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

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

Net Investment in Sales - Type Leases

At the time a sales-type lease is consummated, the Company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in the Company's consolidated statements of income (operations). The Company reviews minimum lease payments receivable considered at risk on a periodic basis. The review primarily consists of an analysis based upon current information available about the client as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, the Company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the Company records a specific reserve.

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

The Company changed its reporting currency from HKD to United States dollars (“USD”) during the year ended March 31, 2006. However, HKD is pegged to USD and hence there is no translation adjustment impact on the Company’s consolidated financial statements.

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

Other than the two largest customers who accounted for approximately 40% and 18% of the Company’s total revenue for the year ended March 31, 2007, no other single external customer exceeded 10% of the Company’s total revenue for the year ended March 31, 2007.

The Company relies on supplies from numerous vendors. For the year ended March 31, 2007, the Company had two vendors that accounted for approximately 16% and 13% of total supply purchases for the year.

The Company’s business, assets and operations is currently focused on the sale of specialty lighting source products, sales and contract revenue from lighting design solutions, and sales of electrical energy-saving products in China and Macau, and accordingly, is affected to a significant degree by any economic, political and legal developments in China and Macau.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, short-term borrowings, convertible notes and trade payables approximate their fair values due to the short-term maturity of these instruments. The fair value of long-term debts, and capital lease obligations approximate their carrying value as the interest rates approximate those which would have been available for loans of similar remaining maturity at the respective period ends.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company reports its comprehensive income (loss) in the consolidated statement of shareholders' equity.

Basic and Diluted Earning (Loss) per Share

The Company reports basic earning (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the year.

Diluted earning (loss) per share is based on the assumption that all dilutive convertible notes and options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the year. Additional shares of 10,909,090 shares in the calculation of the diluted earning (loss) per share of the Company represents the dilutive effect of conversion options granted.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

NOTE 4. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	March 31,	March 31,
	2007	2006
	$	$
Total minimum lease payments to be received	540,318	727,431
Less: Unearned income	(14,579)	(36,838)
Net investment in sales-type leases	525,739	690,593
Current portion	(196,501)	(174,828)
Net investment in sales-type leases, less current portion	329,238	515,765

Contracted maturities of the sales-type leases as of March 31, 2007 are as follows:

Twelve months ending March 31,	$
2008	196,501
2009	152,950
2010	126,119
2011	50,169
525,739

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	March 31,
	2007	2006
	$	$
Trade deposits	950,190	634,681
Rental, utilities and other deposits	192,460	73,942
Deferred notes issuance costs	90,823	-
Prepaid expenses	424,109	334,225
Tax recoverable	-	31,945
Staff advances	18,507	73,915
Other receivable	561,716	123,591
Others	8,367	41,715

	2,246,172	1,314,014

NOTE 6. INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	March 31,
	2007	2006
	$	$
Raw materials	860,098	519,621
Work in progress	542,491	954,310
Finished goods	305,431	2,058,671
	1,708,020	3,532,602

NOTE 7. PLANT AND EQUIPMENT, NET

Plant and equipment, net consists of the following:

	March 31,	March 31,
	2007	2006
	$	$
Testing equipment	606	83,715
Office equipment	524,442	479,265
Furniture and fixtures	15,412	97,317
Leasehold improvements	321,899	30,247
Motor vehicles	87,233	99,632
Energy savers	370,372	360,723
Mould	18,431	-
Factory machinery and equipment	4,258,482	3,667,055
Total	5,596,877	4,817,954
Less: Accumulated depreciation	(1,434,323)	(1,103,587)

Plant and equipment, net	4,162,554	3,714,367

Equipment, net held under capital leases are summarized as follows:

	March 31,	March 31,
	2007	2006
	$	$
Office equipment	12,571	3,702
Less: Accumulated depreciation	(3,276)	(1,028)
Equipment, net held under capital leases	9,295	2,674

Equipment, net leased under operating leases to customers is summarized as follows:

	March 31,	March 31,
	2007	2006
	$	$
Energy savers	18,953	18,953
Less: Accumulated depreciation	(10,740)	(8,845)

Equipment, net leased under operating leases to customers	8,213	10,108

NOTE 8. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	March 31,	March 31,
	2007	2006
	$	$
Production facilities for Xenon lights	1,111,215	1,064,062
Production facilities for AHP lamps	545,723	453,183
Others	58,203	420,115
	1,715,141	1,937,360

NOTE 9. INTANGIBLE ASSETS

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination as stated in Note 2 above.

Acquired intangible assets consist of the following:

	March 31,	March 31,
	2007	2006
	$	$
Completed technology – AHP	1,172,616	878,137
Completed technology – HID	1,214,012	917,780
Trademark	1,957,212	1,813,175
Software and licence	641,077	-
Customer lists and relationships	2,513,921	2,502,291
Distributors list	179,351	136,597
Unfulfilled purchase orders	4,113	4,113

Total	7,682,302	6,252,093

Less: Accumulated amortization
- completed technology - AHP	(167,454)	(10,454)
- completed technology - HID	(304,109)	(19,120)
- software and licence	(131,232)	-
- customer lists and relationships	(806,746)	(617,316)
- distributors list	(60,015)	(3,794)
- unfulfilled purchase orders	(4,113)	(4,113)
Impairment loss on trademark	(771,209)	(771,209)
Impairment loss on customer lists and relationships	(1,156,812)	(1,156,812)
Total	4,280,612	3,669,275

Amortization expenses charged to net income from operations for the year ended March 31, 2007 and 2006 were $818,872 and $528,923 respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

Twelve months ending March 31,	$
2008	934,216
2009	933,985
2010	696,310
2011	172,097
2012 and thereafter	358,000
3,094,608

NOTE 10. SHORT-TERM BORROWINGS

The Company's short-term borrowings consist of the following:

	March 31,	March 31,
	2007	2006
	$	$
Bank loans	-	1,370,872
Bank overdrafts	3,678	707,006

	3,678	2,077,878

Weighted average interest rate on borrowings at end of year	nil%	7.82%

At end of year:
Bank credit facilities	-	2,037,662
Utilized	-	(2,045,803)
Bank credit facilities utilized / (overutilized)	-	(8,141)

NOTE 11. REDEEMABLE CONVERIBLE NOTES

On January 23, 2007, pursuant to the terms and conditions of the subscription agreements, the Company issued 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to three investors consisting of Investec Bank (UK) Limited, Full Moon Resources Limited and LP Asset Management Limited.

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

In addition, pursuant to the terms and conditions of the subscription agreements, the Company granted two options to each investor to purchase additional redeemable convertible notes of our company in the aggregate amount of $12,000,000, the first option of which is exercisable at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The conversion price of the notes underlying the first option are convertible at $0.55 per share if converted on or before June 30, 2007 and at $0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option is subject to a formula as set out in the subscription agreements.

The notes were discounted for the fair value of options, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the notes. Through March 31, 2007, $258,714 was amortized and recorded as part of interest expenses.

The fair value of the first option was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	130.30%
Expected term in years	1.25 years
Risk-free interest rate	4.89%
Exercise price	$0.55
Stock price	$.76 (at January 23, 2007)

Expected volatilities are calculated using the historical prices of the Company’s common stock. The expected term of first option is based on the term of the exercisable periods. The risk-free interest rates are based on the U.S. Treasury Note rate with terms comparable with the first option.

The fair value of second option is not determinable due to the high dependence on the future performance and future number of shares of the Company caused no reasonable basis for the valuation of the second option.

	March 31,	March 31,
	2007	2006
	$	$
Face value of redeemable convertible notes	6,000,000	-
Estimated value of embedded options	(2,770,800)	-
Intrinsic value of beneficial conversion feature	(3,229,200)	-
Amortization of discount	147,047	-
	147,047	-

NOTE 12. OBLIGATIONS UNDER CAPITAL LEASES

	March 31,	March 31,
	2007	2006
	$	$
Total minimum lease payments	8,721	2,591
Less: Amounts representing interests	-	-

Present value of minimum lease payments	8,721	2,591
Less: Current portion of obligations under capital leases	(1,774)	(740)

Long-term portion of obligations under capital leases	6,947	1,851

The following is a summary of future minimum lease payments under capital leases as of March 31, 2007:

Twelve months ending March 31,	$
2008	1,774
2009	3,548
2010	3,399
8,721

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 5 years. For the year ended March 31, 2007, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were $nil and $3,615 for the year ended March 31, 2007 and 2006, respectively.

NOTE 13. OTHER RESERVES

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

NOTE 14. OTHER INCOME

	Year Ended March 31,
	2007	2006
	$	$
Consulting income	303,327	-
Gain on fair value changes in options	151,800	-
Write back of amounts due to shareholders	147,246	-
Income from assignment of sales contract for
energy savers	-	781,140
Reversal of provision for doubtful debts	-	116,128
Waiver of amount due to a former minority
shareholder of a subsidiary	613,918	-
Others	129,317	1,691

	1,345,608	898,959

NOTE 15. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction gain/(loss) of $39,845 and of $(2,148) for the year ended March 31, 2007 and 2006 were included in determining net profit / (loss), for the respective periods.

NOTE 16. INCOME TAX

The components of profit / (loss) before income tax and minority interests are as follows:

	Year Ended March 31,
	2007	2006
	$	$
Hong Kong	(2,294,735)	(3,567,574)
Macau	3,323,301	-
Mainland, the People’s Republic of China (“PRC”)	853,623	(167,418)

	1,882,189	(3,734,992)

Taxes laws applicable to the Company are as follows:

-	TTHL is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
-	Lightscape Technologies Inc. and TFEPL also had no assessable profits earned or had tax losses brought forward to set off current year assessable profit during the periods presented.
-

No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the year ended March 31, 2007 and 2006. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

-

Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua is exempted from PRC enterprise income tax for two years starting from its first profit-making year i.e. 2004 after it became a wholly foreign owned enterprise and followed by a 50% reduction for the next three years.

-	Beijing Illumination is a Hong Kong company which is subject to a profits tax rate of 17.5%.
-	Lightscape Macau is a company incorporated in Macau Special Administrative Region, which is subjected to progressive tax rate charging at a rate of 12% in maximum.
-	Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the year ended March 31, 2007 and 2006 represents the provision for income tax in the following jurisdictions:

	Year Ended March 31,
	2007	2006
	$	$
Current taxes:
Hong Kong	27,944	-
Macau	206,977	-
Mainland, PRC	36,830	45,508

	271,751	45,508

A reconciliation of income tax expense to the amount computed by applying the Hong Kong statutory tax rate to the profit/(loss) before income tax in the consolidated statements of operations is as follows:

	Year Ended March 31,
	2007	2006
	$	$

Profit/(loss) before income tax	1,882,189	(3,734,992)

Tax at Hong Kong profits tax rate of 17.5% (2006: 17.5%)	329,383	(653,623)
Tax effect of expenses not deductible for tax purposes	288,020	472,297
Tax effect of income not taxable for tax purposes	(366,308)	(2,951)
Utilization of tax losses previously not recognised	-	49,586
Adjustment of previous years’ tax loss as disallowable item	-	3,236
Change in valuation allowance	98,222	142,078
Effect of the different income tax rate in other tax jurisdictions	(77,566)	35,503
Income tax overprovided in previous year	-	(618)

Income tax expense	271,751	45,508

Deferred income taxes arose from the following:

	At March 31,
	2007	2006
	$	$
Deferred tax assets
- tax losses	641,097	495,635
- other temporary difference	-	23,599
- valuation allowance	(528,330)	(451,707)

Net deferred tax assets	112,767	67,527

Deferred tax liabilities
- Book depreciation and amortisation in excess of tax	(112,767)	(67,527)

Net deferred tax	-	-

For the operating loss carry forwards of approximately $3,639,599 as of March 31, 2007, $198,308, $180,645, $144,944 and $99,373 will expire in 2008, 2009, 2010 and 2011 respectively, and the remainder will be carried forward indefinitely.

NOTE 17. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was $1,285 and $3,856 for the year ended March 31, 2007 and 2006, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of 3 months to 3 years and 9 months. The following is a summary of future minimum lease payments under operating leases as of March 31, 2007. Rental expense was $139,372 and $130,850 for the year ended March 31, 2007 and 2006, respectively.

Twelve months ending March 31,

$
2008	299,022
2009	223,112
2010	96,401
2011	72,301
690,836

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

NOTE 18. CONTINGENT LIABILITIES

The Company received a notice of payment dated February 12, 2007 demanding the settlement of outstanding tax payable amounting to $6,440 within 10 days from the date of the notice. This notice was related to the Company’s failure to pay the tax payable according to the instalment arrangement that was agreed with Hong Kong Inland Revenue Department (“HKIRD”). If the Company is unable to settle the payable, the instalment arrangement will be cancelled. Further, the HKIRD will take recovery actions and/or legal proceedings against the Company to recover the whole outstanding amount of $256,167 without further notice.

One subsidiary company issued two checks for a total amount of $23,508 to one Mr. Chin Wui Leong as requested for services that had been provided by his company. The subsidiary company was informed later by internal auditor that making payment to an individual employee instead of making out the checks in the name of the Company was not the correct procedure and accordingly the Company had informed Mr. Chin Wui Leong to return both checks for cancellation. However, both checks were banked without informing the Company. Court judgment was entered against the Company and the Company had settled the amount in full plus costs.

One Mr. Ho Tai-Kwan had instituted legal proceedings against the Company demanding settlement of $321,337. This was a commercial dispute and our company had instituted legal proceedings for a counter-claim against Mr. Ho Tai-Kwan demanding settlement of $545,381 being a deficit payment to make up guaranteed net profit as per an agreement signed on October 4, 2004.

Other than the above, the Company knows of no material, active, or pending legal proceeding against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of the Company’s current assets up to the date of this report. There are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

TFCL, a shareholder of the Company, paid certain expenses totalling $91,646 on behalf of the Company and the Company repaid $336,647 during the year ended March 31, 2007.

A director of the Company advanced loans of $208,572 to the Company during the year ended March 31, 2007. The loans are non-interest bearing and payable on demand. As of March 31, 2007, the Company had amount recoverable from this director of $60,383 as included in other receivable.

During the year ended March 31, 2007, the Company entered into and closed a debt settlement transaction pursuant to a subscription agreement with Bondy Tan, a director and executive officer of the Company, whereby the Company issued 2,638,768 common shares to Mr. Tan in consideration for the cancellation of debt owed by the Company to Mr. Tan in the amount of $1,451,323.

Pursuant to the terms of the agreements in relation to the acquisition of interest in TFEMS as mentioned in Note 2 above, a beneficial owner of TFCL has guaranteed to pay the shortfall to the Company should the net profit of TFEMS for the period from the date of acquisition to June 30, 2005 (“the guaranteed period”) fall below a warranted sum. The profits for the guaranteed period fell short by $604,546 and the Company is currently pursuing the guarantor for the enforcement of this guarantee.

A director of the Company is also the independent non-executive director of Galaxy Entertainment Group Limited, the owner of Galaxy StarWorld Hotel in Macau. Lightscape Macau, a wholly-owned subsidiary of the Company, received a Letter of Award amounting to approximately $4,485,861 for the design, supply, installation, testing and commissioning of tailor-made lighting solutions for the outside facade wall of the Galaxy StarWorld Hotel in Macau during the year ended March 31, 2007.

In consideration of the Sale and Purchase Agreement for the acquisition of additional interest in Lightscape Macau (as described in Note 2), each of the Vendors and the Guarantors irrevocably and unconditionally guaranteed jointly and severally to the Company that the Net Profit for the Guarantee Period as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to the Company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

Related Party Balances

As of March 31, 2007, the amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	March 31,	March 31,
	2007	2006
	$	$

Amount due from a shareholder
TFCL	-	160,243

Amount due from a related company
Lightscape Macau	-	385,527

Lightscape Macau had been 100% acquired by the Company see Note 2.

Amount due to a director
Bondy Tan	39,846	3,375,283

Amounts due to directors of a subsidiary
Ko Yin	-	988,333
Lam So Ying	-	39,845
	-	1,028,178

Amount due to a former minority shareholder of a subsidiary
Aeneas Portfolio Company LP (“Aeneas”)	-	517,962

Amounts due to shareholders
David Yu	-	64,420
TFCL	46,546	-
	46,546	64,420

Amount due to a related company
Palun Development Limited	-	26,992

Palun Development Limited is beneficially owned by the family members of a director of a subsidiary.

NOTE 20. SEGMENT INFORMATION

The Company is a holding company owning subsidiaries principally engaged in (i) the provision of LED lighting products and services (“Lighting design solutions”) through Lightscape Macau, (ii) the manufacture and distribution of lighting source products (“Lighting source business”) through Beijing Illumination, and (iii) the development, manufacture and distribution of energy saving products and technologies and the provision of consulting and customer training services (“Energy saving business”) through TTHL.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 3). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

Information for the Lighting design solutions, Lighting source business and Energy saving business is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2007	2006
	$	$
Net revenues:
Energy saving business	537,361	1,423,616
Lighting source business	5,210,646	97,616
Lighting design solutions	7,881,399	-
	13,629,406	1,521,232

Interest income:
Energy saving business	5,795	17,843
Lighting design solutions	5,398	-
	11,193	17,843

Interest expenses:
Energy saving business	381,420	128,420
Lighting source business	38,436	12,943
Lighting design solutions	49,175	-
	469,031	141,363

Amortization of intangible assets:
Energy saving business	316,374	495,269
Lighting source business	502,498	33,654
	818,872	528,923

Depreciation:
Energy saving business	74,561	82,835

Lighting source business	420,420	1,073
Lighting design solutions	512	-
	495,493	83,908

Other income:
Energy saving business	328,046	898,959
Lighting source business	1,017,562	-
	1,345,608	898,959

Segment profit/(loss):
Energy saving business	(1,814,099)	3,477,102
Lighting source business	437,384	257,890
Lighting design solutions	3,258,910	-
	1,882,189	(3,734,992)

Income tax expenses:
Energy saving business	-	45,508
Lighting source business	64,774	-
Lighting design solutions	206,977	-
	271,751	45,508

Segment assets:
Energy saving business	7,602,314	6,237,744
Lighting source business	16,781,711	15,660,575
Lighting design solutions	4,198,022	-
	28,582,047	21,898,319

Expenditure for segment assets:
Energy saving business	786,993	35,304
Lighting source business	552,906	2,806
Lighting design solutions	18,431	-
	1,358,330	38,110

(ii) Geographical Information:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2007	2006
	$	$

Total sales:
Mainland, the PRC	7,049,271	1,097,439
Hong Kong	1,108,761	421,017
Macau	5,471,374	-
Others	-	2,776
	13,629,406	1,521,232

No reconciliation is required as there is no unallocated amount relating to corporate operations which is not included in the segment information.

(iii) The location of the Company’s long-lived assets excluding restricted investments is as follows:

	March 31,	March 31,
	2007	2006
	$	$
Hong Kong	10,069,185	8,450,664
Macau	-	839
Mainland, the PRC	5,421,797	5,472,991
	15,490,982	13,924,494

NOTE 21. SHARE CAPITAL, OPTIONS AND WARRANTS

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

Options

Pursuant to the terms and conditions of the subscription agreements, the Company agreed to grant two options to each investor, the first option of which is exercisable at the at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional US$100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to US$6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional US$100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to US$6,000,000. The conversion price of the notes underlying the first option are convertible at US$0.55 per share if converted on or before June 30, 2007 and at US$0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option is subject to a formula as set out in the subscription agreements.

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

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.      CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 8B.      OTHER INFORMATION

None.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Name	Position Held with our Company and/or our Operating Companies	Age
Bondy Tan	Director, President, Secretary, Treasurer and Chief Executive Officer of our company from January 13, 2005, and President and Chief Executive Officer of Tech Team and Tech Team Development	40
Richard Wong(1)	Director of our company from January 13, 2005	56
Charles Ming	Director of our company from January 13, 2005	72
Charles Cheung	Director of our company from January 13, 2005	71
Edmand Yuk Man Wong	Director of our company from June 5, 2006	50
Kwok Tin Tang(1)	Director of our company from June 5, 2006	56

(1) Members of the Audit Committee.

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

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lightscape Technologies Inc., 3/F., 80 Gloucester Road, Wanchai, Hong Kong.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended March 31, 2007, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Initial Statement of Beneficial Ownership of Securities on Form 3 that was not filed by Aeneas Capital Management, LP, which became a shareholder holding more than 10% of our common stock on June 29, 2006. Aeneas Capital Management, LP corrected this omission by filing a Form 3 with the Securities and Exchange Commission on October 17, 2006.

Nomination Procedures For Appointment of Directors

As of June 15, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the company at the address on the cover of this annual report.

Audit Committee

We have a standing Audit Committee which currently consists of Richard Wong and Kwok Tin Tang, both of whom are non-employee directors of our company. Both members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the Audit Committee on June 6, 2006 and was formed on June 6, 2006.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is Richard Wong. Our board of directors has also determined that Richard Wong is “independent”, as that term is defined by Nasdaq Marketplace Rule 4200(a)(15).

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Annual Compen- sation ($)	Total ($)
Bondy Tan President, Secretary, Treasurer and CEO	2007 2006	154,242 107,692	- -	- -	- -	- -	- -	- -	154,242 107,692

Employment Agreements with our Named Executive Officers

Bondy Tan, as Chief Executive Officer of Tech Team, our wholly-owned operating subsidiary, was paid a salary of $154,242 and $107,692 for our fiscal years ended March 31, 2007 and 2006, respectively. Other than Bondy Tan, there were no executive officers of any of our wholly-owned subsidiaries serving as of March 31, 2007, and no executive officers who served as such during the fiscal years 2007, 2006 and 2005, whose total salary and bonus exceeded $100,000 per year. Other than the employment agreement with Bondy Tan, no individual has entered into any employment agreements with our company or our wholly-owned or majority owned subsidiaries. There were no compensatory plans or arrangements with any executive officer of our company or any of our subsidiaries for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment or from a change in control of our company or a change in such officer’s responsibilities following a change of control.

Our wholly-owned subsidiaries do not maintain, and did not maintain at any time during their most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our wholly-owned subsidiaries during any of their three most recently completed fiscal years ended 2007, 2006 and 2005.

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

Stock Option Grants to our Named Executive Officers

Our company does not have a stock option plan and our company did not grant any stock options to any named executive officers during the year ended March 31, 2007.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of March 31, 2007.

Aggregate Option Exercises in 2006 by Executive Officers

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended March 31, 2007.

Compensation of the Company’s Directors

Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. The following table summarizes compensation paid to all of our directors during the year ended March 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Bondy Tan	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Wong	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Charles Ming	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Charles Cheung	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Carrie Cheng	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Edmand Yuk Man Wong	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kwok Tin Tang	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 15, 2007, certain information with respect to the beneficial ownership of our company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Kwok, Chiu Fai Room 1512, Yuk Ping House, Long Ping Estate, Yuen Long, New Territories, Hong Kong	N/A	3,124,913 (2)	8.3%
Ho, Tai Kwan Flat D, 3/F, Tower 3, 19 Homantin Hill Road, Kowloon, Hong Kong	N/A	3,124,913 (3)	8.3%
Thomas R. Grossman 105 South Bedford Road, Suite 310, Mt. Kisco, NY 10549	N/A	4,824,951 (4)	13.2%
Aeneas Capital Management, LP 105 South Bedford Road, Suite 310, Mt. Kisco, NY 10549	N/A	4,824,951 (4)	13.2%
Aeneas Portfolio Company, LP c/o Walkers SPV Limited Georgetown, Grand Cayman Cayman Islands, BWI	N/A	3,785,367 (4)	10.4%
Investec Bank (UK) Limited 2 Gresham Street London EC2V 7QP United Kingdom	N/A	6,363,636 (5)	14.5%
LP Asset Management 2nd Floor, Abbott Building Road Town, Tortola British Virgin Islands	N/A	2,727,273 (6)	6.8%
Ko, Yin 1108-9, 11/F, Tower 2, Enterprise Square, 9 Sheung Yuet Road, Kowloon Bay, Kowloon	Director of Beijing Illumination (Hong Kong) Limited	10,606,230 (7)	28.3%
Bondy Tan Flat E, 39/F., Tower 2, Kornville, 38 Yau Man Street, Quarry Bay, Hong Kong	Director, President and Chief Executive Officer of our company and President and Chief Executive Officer of Tech Team and Tech Team Development	7,224,546 (8)	19.3%
Richard Wong Flat 3A, 71 Lyttelton Road, Mid- Levels, Hong Kong	Director of our company	Nil	Nil
Charles Ming Unit 707, New World Tower, Tower 1, 16-18 Queen’s Rd., Central, Hong Kong	Director of our company	729,146 (9)	1.9%

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Charles Cheung A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	Director of our company	1,458,293 (10)	3.9%
Carrie Cheng House 30, Phase I, Marina Cove, Sai Kung, Hong Kong	Director of our company	Nil	Nil
Edmand Yuk Man Wong Community College of City University, 6/F., Mong Man-wai Building, Kowloon Tong, Kowloon, Hong Kong	Director of our company	Nil	Nil
Kwok Tin Tang Room B, Block A, 1/F., Hoi Tao Building, 11 Belcher’s Street, Sai Wan, Hong Kong	Director of our company	Nil	Nil
Directors and Executive Officers as a Group (four persons)		20,018,215	53.5%

(1)

Based on 37,451,410 shares of common stock issued and outstanding as of June 15, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to convertible or derivative securities currently convertible or exercisable or convertible or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(4)

As disclosed in a Schedule 13G filed on October 17, 2006, Thomas R. Grossman, Aeneas Capital Management, LP, Aeneas Portfolio Company, LP and Aeneas Separate Account Ltd. share voting power over shares of our common stock. Mr. Grossman and Aeneas Capital Management, LP share power to vote or to direct the vote over 4,824,951 shares of common stock, 3,785,367 shares of which are directly held by Aeneas Portfolio Company, LP and 1,039,584 shares of which are directly held by Aeneas Separate Account Ltd.

(5)

Investec Bank (UK) Limited holds 35 $100,000 redeemable and convertible promissory notes due on December 31, 2009. The notes bear interest at 10% per annum and are convertible from the date of issuance on January 23, 2007 until maturity at $0.55 per share, subject to adjustment as set out in the notes. If Investec Bank (UK) Limited elected to convert the entire principal amount of the notes, it would be entitled to 6,363,636 shares of our common stock.

(6)

LP Asset Management holds 15 $100,000 redeemable and convertible promissory notes due on December 31, 2009. The notes bear interest at 10% per annum and are convertible from the date of issuance on January 23, 2007 until maturity at $0.55 per share, subject to adjustment as set out in the notes. If LP Asset Management elected to convert the entire principal amount of the notes, it would be entitled to 2,727,273 shares of our common stock..

(7)

Ko, Yin indirectly beneficially owns 4,945,687 shares of our company held Admire Fame Investments Limited, a company which he solely owns. Ko, Yin indirectly beneficially owns 2,875,399 shares of our company held by Gain Huge Investments Limited, a company which he solely owns. Ko, Yin indirectly beneficially owns 1,750,000 shares of our company held by Glory Goal Investments Limited, a company which he solely owns. Ko, Yin indirectly beneficially owns 1,035,144 shares of our company held by Splendid Fortune Investments Limited, a company which he solely owns.

(8)

Bondy Tan directly beneficially owns 2,888,768 shares of our company. Bondy Tan indirectly beneficially owns 2,730,685 shares of our company held by Glory Hill Holdings Limited, a company which he solely owns. Bondy Tan indirectly beneficially owns 1,033,501 shares of our company held by Full Scope Group Limited, a company which he solely owns. Bondy Tan indirectly beneficially owns 571,592 shares of our company held by Excel Means Limited, a company which he solely owns.

(9)

Charles Ming indirectly beneficially owns 729,146 shares of our company held by Sure Vantage Enterprise Limited. Charles Ming owns 50% of the issued and outstanding shares of Sure Vantage Enterprise Limited.

(10)	Charles Cheung indirectly beneficially owns 1,458,293 shares of our company held by Leisure Assets Limited, a company which he solely owns.

Equity Plan Compensation Information

Our company does not currently have an equity compensation plan.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended March 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

- TFCL, a shareholder of our company, paid certain expenses totalling $91,646 on behalf of our company and our company repaid $336,647 during the year ended March 31, 2007.

- A director of our company advanced loans of $208,572 to our company during the year ended March 31, 2007. The loans are non-interest bearing and payable on demand. As of March 31, 2007, our company had amount recoverable from this director of $60,383 as included in other receivable.

- During the year ended March 31, 2007, our company entered into and closed a debt settlement transaction pursuant to a subscription agreement with Bondy Tan, a director and executive officer of our company, whereby our company issued 2,638,768 common shares to Mr. Tan in consideration for the cancellation of debt owed by our company to Mr. Tan in the amount of $1,451,323.

- Pursuant to the terms of the agreements in relation to the acquisition of interest in TFEMS as mentioned in Note 2 to the audited financial statements, a beneficial owner of TFCL has guaranteed to pay the shortfall to our company should the net profit of TFEMS for the period from the date of acquisition to June 30, 2005 (“the guaranteed period”) fall below a warranted sum. The profits for the guaranteed period fell short by $604,546 and our company is currently pursuing the guarantor for the enforcement of this guarantee.

- A director of our company is also the independent non-executive director of Galaxy Entertainment Group Limited, the owner of Galaxy StarWorld Hotel in Macau. Lightscape Macau, a wholly-owned subsidiary of our company, received a Letter of Award amounting to approximately $4,485,861 for the design, supply, installation, testing and commissioning of tailor-made lighting solutions for the outside facade wall of the Galaxy StarWorld Hotel in Macau during the year ended March 31, 2007.

- In consideration of the Sale and Purchase Agreement for the acquisition of additional interest in Lightscape Macau (as described in Note 2 to the audited financial statements), each of the Vendors and the Guarantors irrevocably and unconditionally guaranteed jointly and severally to our company that the Net Profit for the Guarantee Period as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to our company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to our company = (Guaranteed Net Profit – Net Profit) X 40%

As of March 31, 2007, the amounts due from/to related companies, directors and shareholders represent cash advances to or from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	March 31,	March 31,
	2007	2006
	$	$

Amount due from a shareholder
TFCL	-	160,243

Amount due from a related company
Lightscape Macau	-	385,527

Lightscape Macau had been 100% acquired by the Company see Note 2.

Amount due to a director
Bondy Tan	39,846	3,375,283

Amounts due to directors of a subsidiary
Ko Yin	-	988,333
Lam So Ying	-	39,845
	-	1,028,178

Amount due to a former minority shareholder of a subsidiary
Aeneas Portfolio Company LP (“Aeneas”)	-	517,962

Amounts due to shareholders
David Yu	-	64,420
TFCL	46,546	-
	46,546	64,420

Amount due to a related company
Palun Development Limited	-	26,992

Palun Development Limited is beneficially owned by the family members of a director of a subsidiary.

CORPORATE GOVERNANCE

We currently act with 6 directors, consisting of Bondy Tan, Richard Wong, Charles Ming, Charles Cheung, Edmand Yuk Man Wong and Kwok Tin Tang. We have determined that Richard Wong and Kwok Tin Tang are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

We currently act with a standing audit committee. We do not have a standing compensation or nominating committee but our entire board of directors acts as our compensation and nominating committee. If any shareholders seek to nominate a director or bring any other business at any meeting of our shareholders, the shareholder must comply with the procedures contained in our bylaws and the shareholder must notify us in writing and such notice must be delivered to or received by the President in accordance with Rule 14a-8 of the Exchange Act. A shareholder may write to the President of our company at our principal executive office, as set out on page one of this annual report, to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates. We do not believe that it is necessary to have a standing compensation committee because we believe that the functions of such a committee can be adequately performed by our board of directors.

Audit Committee

Our audit committee consists of Richard Wong and Kwok Tin Tang, both of whom are non-employee directors of our company. Both members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The Audit Committee of the board of directors was formed on June 6, 2007 and adopted its charter on June 6, 2006.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended March 31, 2007 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

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

3.6	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)

3.7	Articles of Merger filed with the Secretary of State of Nevada on April 17, 2007 effective April 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2007)

(10)	Material Contracts

10.1	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.2

Form of subscription agreement of a private placement that was issued to 8 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 (incorporated by reference from our Annual Report on Form 10-KSB filed on July 18, 2005)

10.3

Form of subscription agreement of a private placement that was issued to 4 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933(incorporated by reference from our Annual Report on Form 10-KSB filed on July 18, 2005)

10.4

Sales Agreement dated September 8, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.5

Addendum to Sales Agreement dated September 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and Geopower Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.6

Assignment Agreement dated September 16, 2005, between Tomi Fuji Energy Management Services Consultants Limited and GD Inet Electric Construction Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 22, 2005)

10.7

Sale and Purchase Agreement dated September 27, 2005, between Glory Goal Investments Limited, Global Innovative Systems Inc., and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.8

Option Deed dated September 27, 2005, between Admire Fame Invests Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Global Innovative Systems Inc. and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.9

Amendment to Sale and Purchase Agreement and Option Deed dated October 3, 2005, between Glory Goal Investments Limited, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.10

Supplemental Deed Agreement dated February 22, 2006 between Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8- K filed on February 28, 2006)

10.11

Sale and Purchase Agreement dated March 30, 2006 between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam and Joseph Sui Kei Lam (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2006)

10.12	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.13	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.14

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.15

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.16

Sale and Purchase Agreement between Tech Team Development Limited, Albert Yee Tat Chan, Luminous LED Technologies Limited, Michelle Siu Kwan Lam and Joseph Sui Kei Lam, dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.17

Cancellation Deed between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam, Joseph Sui Kei Lam and Lightscape Holding Ltd., dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.18

OEM Agreement between Lightscape Technologies (Macau) Limited and Strong Base Electronic-optic Technology Corp., dated October 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2006)

10.19	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007

10.20	Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007

10.21	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007

10.22	Subscription Agreement between Global Innovative Systems Inc., Full Moon Resources Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007

10.23	Note issued by Global Innovative Systems Inc. to Full Moon Resources Limited dated January 23, 2007

10.24	Subscription Agreement between Global Innovative Systems Inc., LP Asset Management Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007

10.25	Note issued by Global Innovative Systems Inc. to LP Asset Management Limited dated January 23, 2007

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to Independent Accountant

On May 31, 2007, our company retained Yu and Associates CPA Corporation to provide audit services during the fiscal year ended March 31, 2007. On December 9, 2006, our company retained Schwartz Levitsky Feldman LLP, Chartered Accountants, to provide audit services during the fiscal year ended March 31, 2007. On April 28, 2006, our company retained BDO McCabe Lo Limited, an independent registered public accounting firm, to provide audit services during the fiscal year ended March 31, 2006. On November 2, 2005, our company retained Clancy and Co., P.L.L.C., certified public accountants, to provide audit services during the fiscal year ended March 31, 2006. On

March 30, 2005, our company retained Deloitte Touche Tohmatsu, an independent registered public accounting firm, to provide audit services during our prior fiscal year ended March 31, 2005. Our company paid the following fees to our independent accountants during the fiscal years ended March 31, 2007 and March 31, 2006:

	Fiscal year ended	Fiscal year ended
	March 31, 2007	March 31, 2006

Audit Fees
- Deloitte Touche Tohmatsu	-	$74,583
- Clancy and Co., PLLC	-	$19,683
- BDO McCabe Lo	$63,354	$120,000
- Schwartz Levistsky Feldman LLP	$51,050	-
-Yu and Associates CPA
Corporation	$170,000	-

Audit Related Services	Nil	Nil

Tax Fees
- Deloitte Touche Tohmatsu	-	-
- Clancy and Co., PLLC	-	$10,500
- BDO McCabe Lo	-	-
- Schwartz Levistsky Feldman LLP
-Yu and Associates CPA	-	-
Corporation	-	-
- GC Alliance Limited	$3,342	-

All Other Fees

- Deloitte Touche Tohmatsu	$20,500	Nil

Total	$308,246	$224,766

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

The fees billed by Yu and Associates CPA Corporation for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2007 were $170,000. For the fiscal year ended March 31, 2007, Schwartz Levitsky Feldman LLP and BDO McCabe Lo billed our company an aggregate fee of $114,404 for assurance or services relating to our quarterly financial statements. Our audit fees for our prior fiscal year ended March 31, 2006 were $214,266.

Audit Related Services. We did not incur any audit related services billed by Yu and Associates CPA Corporation, Schwartz Levitsky Feldman LLP and BDO McCabe Lo Limited during the fiscal year ended March 31, 2007. Our audit related services for our prior fiscal year ended March 31, 2006, including the aggregate fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were Nil.

Tax Fees. We incurred tax fees billed by GC Alliance Limited of $3,342 during the fiscal year ended March 31, 2007. The aggregate fees billed during our prior fiscal year ended March 31, 2006, for products and services provided by our former auditors for tax compliance, tax advice and tax planning, were $10,500.

All Other Fees. We did not incur any additional fees billed by Yu and Associates CPA Corporation, Schwartz Levitsky Feldman LLP and BDO McCabe Lo Limited or by Deloitte Touche Tohmatsu other than the fees listed above during the fiscal year ended March 31, 2007 and we did not incur any additional fees billed by our former auditors other than the fees listed above during our prior fiscal year ended March 31, 2006.

The Securities and Exchange Commission requires that, before Yu and Associates CPA Corporation is engaged by us or our subsidiaries to render any auditing or permitted non-audit related services, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee pre-approved all services provided by our independent accountant. Our audit committee does not have records of what percentage of the above fees were pre-approved. All of the services and fees described under the categories of “Audit Related Fees”, “Tax Fees” and “All Other Fees” were reviewed and approved by our audit committee before or after the respective services were rendered.

Our audit committee has considered the nature and amount of the fees billed by Yu and Associates CPA Corporation and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Yu and Associates CPA Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSCAPE TECHNOLOGIES INC.

By: /s/ Bondy Tan
Bondy Tan
President, Secretary and Treasurer
and Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: July 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bondy Tan
Bondy Tan	President, Secretary, Treasurer	July 16, 2007
and Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Richard Wong
Richard Wong	Director	July 16, 2007

/s/ Charles Ming
Charles Ming	Director	July 16, 2007

/s/ Charles Cheung
Charles Cheung	Director	July 16, 2007

/s/ Edmand Yuk Man Wong
Edmand Yuk Man Wong	Director	July 16, 2007

/s/ Kwok Tin Tang
Kwok Tin Tang	Director	July 16, 2007