Form 10QSB
period 2007-06-30
LIGHTSCAPE TECHNOLOGIES INC.
filed 2007-08-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-30299

LIGHTSCAPE TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3/F., 80 Gloucester Road, Wanchai, Hong Kong
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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,451,410 common shares issued and outstanding as of August 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

LIGHTSCAPE TECHNOLOGIES INC.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets as at June 30, 2007 and March 31, 2007

Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the three months ended June 30, 2007

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Item 3.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 6.	Exhibits.

Item 1.	Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Expressed in US dollars (except for the number of shares)

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,703,512	4,117,107
Other investments, net of write-off amount
of $31,516 on June 30, 2007 and $31,516 on March 31, 2007	-	-
Trade receivables, net of allowance for doubtful accounts	4,540,771	4,823,265
of $413,000 on June 30, 2007 and $413,082 on March 31, 2007
Net investment in sales-type leases – current portion	221,411	196,501
Prepaid expenses and other current assets	3,127,158	2,246,172
Inventories	1,684,231	1,708,020

Total current assets	11,277,083	13,091,065

Intangible assets	4,047,101	4,280,612
Goodwill	5,003,437	5,003,437
Plant and equipment, net	4,120,420	4,162,554
Construction in progress	1,716,666	1,715,141
Net investment in sales-type leases – non-current portion	285,937	329,238

	15,173,561	15,490,982

TOTAL ASSETS	26,450,644	28,582,047

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	3,652	3,678
Options	2,619,000	2,619,000
Trade payables	1,988,814	2,973,388
Amount due to a director	40,296	39,846
Amount due to a shareholder	45,161	46,546
Accrued expenses and other current liabilities	1,217,759	1,172,812
Obligations under capital leases – current portion	1,774	1,774
Income tax payable	381,236	396,719

Total current liabilities	6,297,692	7,253,763

Non-current liabilities:
Obligations under capital leases – non-current portion	6,799	6,947
Redeemable convertible notes	346,767	147,047

Total non-current liabilities	353,566	153,994

Total liabilities	6,651,258	7,407,757
Minority interest	1,830,847	1,865,916

LIGHTSCAPE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars (except for the number of shares)

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
COMMITMENTS AND CONTINGENCIES (see Notes 17 and 18)

Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
37,451,410 common shares at June 30, 2007 and at March 31, 2007	37,451	37,451
Additional paid-in capital	24,139,333	24,139,333
Other reserves	28,944	28,944
Accumulated other comprehensive income	302,678	322,541
Accumulated deficit	(6,539,867)	(5,219,895)

Total shareholders' equity	17,968,539	19,308,374

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	26,450,644	28,582,047

See notes to unaudited condensed consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Expressed in US dollars

	Three Months Ended
	June 30,
	2007	2006
	$	$
Revenues:
Sale of energy saving solutions	35,688	7,394
Sale of lighting source products	804,579	1,889,229
Sale and contract revenue of lighting design solutions	-	-
Rental income	-	964
Commission and service income	10,317	15,904
Sales-type lease income	1,160	5,023
Total net revenues	851,744	1,918,514

Cost of revenues:
Sale of energy saving solutions	(17,770)	(14,729)
Sale of lighting source products	(559,683)	(635,488)
Sale and contract revenue of lighting design solutions	(68,407)	-
Rental income	-	(474)
Commission and service income	-	(2,455)
Total cost of revenues	(645,860)	(653,146)

Gross profit	205,884	1,265,368

Amortization of intangible assets	(233,511)	(147,246)
Selling and marketing expenses	(197,141)	(147,319)
General and administrative expenses	(856,518)	(979,924)

Loss from operations	(1,081,286)	(9,121)
Interest expense	(356,053)	(90,430)
Interest income	24,303	1,624
Other income	57,996	75,318
Equity share of the result of joint venture	-	64,710

(Loss) profit before income tax and minority interests	(1,355,040)	42,101
Income tax	-	(93,798)

Net loss	(1,355,040)	(51,697)
Minority interests	35,068	(171,257)

Net loss attributable to shareholders of the Company	(1,319,972)	(222,954)

Loss per share
- Basic	(0.04)	(0.01)
- Diluted	(0.04)	(0.01)

Weighted average number of common shares outstanding
- Basic	37,451,410	30,603,344
- Diluted	37,451,410	30,603,344

See notes to unaudited condensed consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Expressed in US dollars (except for number of common shares)

						Accumulated other
						comprehensive income
						(loss)
							Foreign
	Common Shares		Common	Additional		Unrealized	Currency		Total
	Number	Amount	Stock	Paid-In	Other	Loss on	Translation	Accumulated	Shareholders'
			Warrants	Capital	Reserves	Investments	Adjustment	Deficit	Equity

Balance at April 1, 2005	19,033,096	19,033	-	5,977,080	-	(45,809)	1,200	(2,553,247)	3,398,257

Issuance of shares in
private placements	896,393	896	-	1,319,933	-	-	-	-	1,320,829
Issuance of shares for the
acquisition of a
subsidiary	10,606,230	10,606	-	7,944,066	-	-	-	-	7,954,672

Common stock warrants	-	-	573,692	(573,692)	-	-	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	(4,942)	-	(4,942)
Net loss	-	-	-	-	-	-	-	(3,721,139)	(3,721,139)
Other comprehensive
gain:
Unrealized gain on
investments	-	-	-	-	-	9,212	-	-	9,212
Balance at March 31,
2006	30,535,719	30,535	573,692	14,667,387	-	(36,597)	(3,742)	(6,274,386)	8,956,889

Issuance of shares for the
acquisition of additional
interests in Beijing
Illumination	3,076,923	3,077	-	3,381,538	-	-	-	-	3,384,615
Issuance of shares for the
acquisition of additional
interests in Lightscape
Macau	1,200,000	1,200	-	838,800	-	-	-	-	840,000
Issuance of shares for the
capitalisation of balance
due to a director	2,638,768	2,639	-	1,448,716	-	-	-	-	1,451,355
Issuance of redeemable
convertible notes (see
Note 11)	-	-	-	3,229,200	-	-	-	-	3,229,200
Expiry of stock warrants	-	-	(573,692)	573,692	-	-	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	329,827	-	329,827
Net profit	-	-	-	-	-	-	-	1,079,891	1,079,891
Transfer	-	-	-	-	28,944	-	(3,544)	(25,400)	-
Disposal of investment	-	-	-	-	-	36,597	-	-	36,597
Balance at March 31,
2007	37,451,410	37,451	-	24,139,333	28,944	-	322,541	(5,219,895)	19,308,374

Foreign currency
translation adjustment	-	-	-	-	-	-	(19,863)	-	(19,863)
Net loss	-	-	-	-	-	-	-	(1,319,972)	(1,319,972)
Balance at June 30, 2007	37,451,410	37,451	-	24,139,333	28,944	-	302,678	(6,539,867)	17,968,539

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Three Months Ended
	June 30,
	2007	2006
	$	$
Cash flows from operating activities:
Net loss	(1,319,972)	(222,954)
Adjustment to reconcile net loss to
net cash (used in) generated from operating activities:
Amortization of intangible assets	233,511	147,246
Depreciation expense	129,993	98,887
Equity share of the result of corporate joint venture	-	(64,710)
Minority interest	(35,069)	171,258
Write-off of bad debts	-	210,846
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	282,494	(715,911)
Net investment in sales-type leases	18,391	49,860
Prepaid expenses and other current assets	(880,986)	349,780
Discount on redeemable convertible notes	199,720	-
Inventories	23,789	1,163,872
Trade payables	(984,574)	(1,299,932)
Amount due from a related company	-	399,743
Accrued expenses and other current liabilities	25,084	136,007
Income tax payable	(15,483)	93,800

Net cash (used in) generated from operating activities	(2,323,102)	517,792

Cash flows from investing activities:
Purchase of plant and equipment	(87,859)	(20,157)
Increase in construction in progress	(1,525)	(5,191)
Cash paid for incorporation of a joint venture	-	(10,283)
Advance to a shareholder	-	(74,936)
Advance from a shareholder	-	110,450
Increase in restricted deposits	-	(1,623)

Cash used in investing activities	(89,384)	(1,740)

See notes to unaudited condensed consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Three Months Ended
	June 30,
	2007	2006
	$	$
Cash flows from financing activities:
Proceeds from short-term borrowings	-	185,387
Repayment of short-term borrowings and long-term debts	(26)	(523,484)
Repayment of capital lease obligations	(148)	(185)
Advances from directors of a subsidiary	-	(116,972)
Advance from a related company	-	1,863,753
Repayment to a related company	-	(687,661)
Repayment to a shareholder	(1,385)	-
Advance from a director	450	187,831
Repayment to a director	-	(1,435,381)

Net cash used in financing activities	(1,109)	(526,712)

Effect of foreign exchange rates change	-	(306)
Net decrease in cash and cash equivalents	(2,413,595)	(10,966)
Cash and cash equivalents at beginning of the period	4,117,107	158,832

Cash and cash equivalents at end of the period	1,703,512	147,866

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	1,671	50,977
Income taxes paid	-	-

See notes to unaudited condensed consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

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

The principal subsidiaries of the Company as of June 30, 2007 include the following:

	Date of	Place of	Percentage of
Name of subsidiaries	incorporation	incorporation	effective
			ownership
Tech Team Holdings Limited (“TTHL”)	February 15, 2002	The Cayman Islands	100
Tech Team Investment Limited (“TTIL”)	March 24, 2000	The British Virgin Islands	100
Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”)	August 23, 2002	The People's Republic of China	100
Tech Team Development Limited (“TTDL”)	October 22, 1999	Hong Kong	100
Luminous Lighting Technology (Asia) Limited (“LLTL”)	August 23, 2000	Hong Kong	100
Grandplex Development Limited (“GDL”)	January 18, 1999	Hong Kong	100
Tech Team (China) Limited (“TTCL”)	May 22, 2002	The British Virgin Islands	100
Tomi Fuji Energy Management Services Consultants Limited (“TFEMS”)	March 10, 2004	Hong Kong	100
Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”)	October 11, 2002	Hong Kong	76.8
Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”)	July 26, 1999	The People's Republic of China	76.8
Tomi Fuji Energy Pte. Limited (“TFEPL”)	December 17, 2004	Singapore	80
Powerland Technology Limited (“PTL”)	September 8, 2005	The British Virgin Islands	100
Lightscape Technologies (Macau) Limited (“Lightscape Macau”)	February 6, 2006	Macau	100

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS (continued)

Pro Shing Construction Team Macau Limited (“Pro Shing”)	June 19, 2006	Macau	80
Lightscape Technologies (Greater China) Limited	April 11, 2007	Hong Kong	100

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

NOTE 2.	ACQUISITIONS OF BUSINESS

Acquisition of Interest in Beijing Illumination

Pursuant to a Sale and Purchase Agreement dated September 27, 2005 (as amended by a letter of agreement dated October 3, 2005) by and among the Company, Glory Goal Investments Limited (“Glory Goal”) and Ko Yin, the Company acquired 26.0% of the shares of Beijing Illumination on February 27, 2006. As consideration for the 26.0% interest in Beijing Illumination, the Company issued to Glory Goal 1,750,000 common shares of the Company and paid to Glory Goal $1,928,021 (approximately HK$15,000,000) in cash.

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

Total consideration paid is as follows:

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 2.	ACQUISITIONS OF BUSINESS (continued)

Pursuant to a Purchase Agreement dated April 3, 2006 by and among the Company and Aeneas, the Company acquired an additional 15.0% of the shares of Beijing Illumination on June 29, 2006 in exchange for the issuance of 1,826,923 common shares of the Company to Aeneas.

In aggregate, the Company owns 960 of the 1,250 issued and outstanding ordinary shares of Beijing Illumination, representing approximately 76.8% of the shares of Beijing Illumination as of June 30, 2007.

Total consideration paid is as follows:

$
Shares allotted (based on market value on June 29, 2006)	3,384,615
Total consideration	3,384,615

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price:

Net assets in Beijing Illumination at date of acquisition:

$
Other investment	31,516
Property, plant and equipment	3,345,249
Construction in progress	1,942,550
Inventories	1,904,917
Trade receivables	1,811,550
Prepayment and other receivables	409,414
Tax recoverable	12,009
Bank balances and cash	129,099
Trade payables	(714,815)
Accrued expenses and other payables	(562,637)
Taxation payable	(78,199)
Loan from a shareholder	(517,962)
Loan from directors	(911,207)
Short-term bank loans	(308,978)
Minority shareholders’ interests	(1,506,261)
Net assets attributable to existing shareholdings	(3,687,744)

Net assets	1,298,501

Intangible assets:
- Completed technology – AHP	294,479
- Completed technology – HID	296,232
- Trademark	144,036
- Customer lists and relationships	11,630
- Distributor list	42,753
Total intangible assets	789,130
Goodwill	1,296,984
Total consideration	3,384,615

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 2.	ACQUISITIONS OF BUSINESS (continued)

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

Immediately upon the completion of the Sale and Purchase Agreement, the Consideration Shares were delivered to an escrow agent pursuant to an Escrow Agreement dated September 29, 2006 among the Company, the Vendors and Clark Wilson LLP as the escrow agent. Pursuant to the terms and conditions of the Sale and Purchase Agreement and the Escrow Agreement, all of the Consideration Shares shall be released to the Vendors upon the determination that the net profit of Lightscape Macau and its subsidiaries is not less than HK$20,000,000 over the period October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau and its subsidiaries is less than HK$20,000,000, the percentage of the Consideration Shares equaling to the percentage of the shortfall from HK$20,000,000 shall be released by the escrow agent not to the Vendors but to the Company for cancellation, with the balance of the Consideration Shares to be released to the Vendors; if there is no net profit for Lightscape Macau and its subsidiaries, all of the Consideration Shares shall be released to the Company for cancellation and the Company will be absolutely released from the obligation to deliver the Consideration Shares.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 2.	ACQUISITIONS OF BUSINESS (continued)

Total consideration paid for this transaction is as follows:

$
Shares allotted (based on market value on October 2, 2006)	840,000
Cash consideration	1,590
Total consideration	841,590

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Other Investment

Other investment is stated at cost less accumulated impairment loss. It represents the investment in Xianghe Aihua New Enterprise Lighting Equipment Company Ltd. (“Xianghe Aihua”), an indirect 51% owned company of Beijing Illumination which is, in turn, an indirect 76.8% owned company of the Company.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Software and license is recognized as intangible assets at cost less accumulated amortization which is amortized over 3 years.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Commission and Services Income:

  Revenue from consultancy services related to energy - saving feasibility study is recognized when granted. Services are considered granted when the Company delivers its assessment to its customer and the customer signs the acceptance report.

  Commissions earned from customer marketing services, where the Company is acting as an agent for petroleum distribution companies, are recorded upon notification by the petroleum distribution companies for the amount earned, which is based on a pre- determined amount, per unit of gasoline sold to referred customers.

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

Foreign Currency Translation

The functional currency of the Company is in Hong Kong dollars (“HKD”). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the unaudited condensed consolidated statements of operations as a component of current period earnings.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Other than the one largest customer who accounted for approximately 26% of the Company’s total revenue for the three months ended June 30, 2007, no other single external customer exceeded 10% of the Company’s total revenue for the three months ended June 30, 2007.

The Company relies on supplies from numerous vendors. For the three months ended June 30, 2007, the Company had one vendor that accounted for approximately 14% of total supply purchases for the three months.

The Company’s business, assets and operations is currently focused on the sale of specialty lighting source products, sales and contract revenue from lighting design solutions, and sales of electrical energy-saving products in Hong Kong, China and Macau, and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong, China and Macau.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, and trade payables approximate their fair values due to the short-term maturity of these instruments. The fair value of long-term debts, and capital lease obligations approximate their carrying value as the interest rates approximate those which would have been available for loans of similar remaining maturity at the respective period ends.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period.

Diluted loss per share is based on the assumption that if there is no anti-dilutive effect on the basic loss per share, all dilutive convertible notes and options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 3.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

The adoption of above pronouncements did not have a material effect on the Company's future reported financial position or results of operations.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 4.	NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments to be received	528,479	540,318
Less: Unearned income	(21,131)	(14,579)
Net investment in sales-type leases	507,348	525,739
Current portion	(221,411)	(196,501)
Net investment in sales-type leases, less current portion	285,937	329,238

Contracted maturities of the sales-type leases as of June 30, 2007 are as follows:

Twelve months ending June 30,	$
2008	221,411
2009	139,066
2010	117,794
2011	29,077
507,348

NOTE 5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Trade deposits	175,300	950,190
Rental, utilities and other deposits	199,776	192,460
Deferred notes issuance costs	83,254	90,823
Prepaid expenses	2,030,829	424,109
Staff advances	65,594	18,507
Other receivable	548,174	561,716
Others	24,231	8,367

	3,127,158	2,246,172

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 6.	INVENTORIES

Inventories by major categories are summarized as follows:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Raw materials	821,805	860,098
Work in progress	594,482	542,491
Finished goods	267,944	305,431
	1,684,231	1,708,020

NOTE 7.	PLANT AND EQUIPMENT, NET

Plant and equipment, net consists of the following:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Testing equipment	606	606
Office equipment	550,841	524,442
Furniture and fixtures	16,171	15,412
Leasehold improvements	321,899	321,899
Motor vehicles	87,233	87,233
Energy savers	370,756	370,372
Mould	78,747	18,431
Factory machinery and equipment	4,258,483	4,258,482
Total	5,684,736	5,596,877
Less: Accumulated depreciation	(1,564,316)	(1,434,323)
Plant and equipment, net	4,120,420	4,162,554

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 7.	PLANT AND EQUIPMENT, NET (continued)

Equipment, net held under capital leases are summarized as follows:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Office equipment	8,869	12,571
Less: Accumulated depreciation	(1,232)	(3,276)
Equipment, net held under capital leases	7,637	9,295

Equipment, net leased under operating leases to customers is summarized as follows:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Energy savers	18,953	18,953
Less: Accumulated depreciation	(11,214)	(10,740)

Equipment, net leased under operating leases to customers	7,739	8,213

NOTE 8.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:
	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Production facilities for Xenon lights	1,111,215	1,111,215
Production facilities for AHP lamps	545,723	545,723
Others	59,728	58,203
	1,716,666	1,715,141

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 9.	INTANGIBLE ASSETS

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination as stated in Note 2 above.

Acquired intangible assets consist of the following:

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Completed technology – AHP	1,172,616	1,172,616
Completed technology – HID	1,214,012	1,214,012
Trademark	1,957,212	1,957,212
Software and license	641,077	641,077
Customer lists and relationships	2,513,921	2,513,921
Distributors list	179,351	179,351
Unfulfilled purchase orders	4,113	4,113

Total	7,682,302	7,682,302
Less: Accumulated amortization
- completed technology - AHP	(209,333)	(167,454)
- completed technology - HID	(379,984)	(304,109)
- software and license	(184,612)	(131,232)
- customer lists and relationships	(854,177)	(806,746)
- distributors list	(74,961)	(60,015)
- unfulfilled purchase orders	(4,113)	(4,113)
Impairment loss on trademark	(771,209)	(771,209)
Impairment loss on customer lists and relationships	(1,156,812)	(1,156,812)
Total	4,047,101	4,280,612

Amortization expenses charged to net loss from operations for the three months ended June 30, 2007 and 2006 were $233,511 and $147,246 respectively. Anticipated amortization expense on intangible assets for each of the next five years is as follows:

Twelve months ending June 30,	$
2008	934,217
2009	925,941
2010	665,310
2011	335,630
2,861,098

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 10.	SHORT-TERM BORROWINGS

The Company's short-term borrowings represent the $3,652 and 3,678 of bank overdrafts as of June 30, 2007 and March 31, 2007 respectively.

NOTE 11.	REDEEMABLE CONVERTIBLE NOTES

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

In addition, pursuant to the terms and conditions of the subscription agreements, the Company granted two options to each investor to purchase additional redeemable convertible notes of the Company in the aggregate amount of $12,000,000, the first option of which is exercisable at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The conversion price of the notes underlying the first option are convertible at $0.55 per share if converted on or before June 30, 2007 and at $0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option is subject to a formula as set out in the subscription agreements.

The notes were discounted for the fair value of options, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the notes. Through June 30, 2007, $199,720 was amortized and recorded as part of interest expenses.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 11.	REDEEMABLE CONVERTIBLE NOTES (continued)

The fair value of second option is not determinable due to the high dependence on the future performance and future number of shares of the Company caused no reasonable basis for the valuation of the second option.

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Face value of redeemable convertible notes	6,000,000	6,000,000
Estimated value of embedded options	(2,770,800)	(2,770,800)
Intrinsic value of beneficial conversion feature	(3,229,200)	(3,229,200)
Accumulated amortization of discount	346,767	147,047
	346,767	147,047

NOTE 12.	OBLIGATIONS UNDER CAPITAL LEASES

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments	8,573	8,721
Less: Amounts representing interests	-	-

Present value of minimum lease payments	8,573	8,721
Less: Current portion of obligations under capital leases	(1,774)	(1,774)

Long-term portion of obligations under capital leases	6,799	6,947

The following is a summary of future minimum lease payments under capital leases as of June 30, 2007:

Twelve months ending June 30,	$
2008	1,774
2009	3,548
2010	3,251
8,573

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 5 years. For the three months ended Jun 30, 2007, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were nil and nil for the three months ended June 30, 2007 and 2006, respectively.

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

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

NOTE 14.	TOTAL COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2007	2006
	$	$

Net loss attributable to shareholders of the
Company	(1,319,972)	(222,954)
Foreign currency translation adjustments	(19,863)	(2,712)

Total comprehensive loss	(1,339,835)	(225,666)

NOTE 15.	FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction loss of $(43,750) and of $(8,163) for the three months ended June 30, 2007 and 2006 were included in determining net loss, for the respective periods.

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 16.	INCOME TAX

The components of (loss) profit before income tax and minority interests are as follows:

	Three Months Ended
	June 30,
	2007	2006
	$	$
Hong Kong	(981,832)	(127,261)
Macau	(88,204)	-
Mainland, the People’s Republic of China (“PRC”)	(285,004)	169,362

	(1,355,040)	42,101

Taxes laws applicable to the Company are as follows:

  TTHL is a tax-exempted company incorporated in the Cayman Islands.
  Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
  Lightscape Technologies Inc. and TFEPL also had no assessable profits earned or had tax losses brought forward to set off current year assessable profit during the periods presented.
  No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the three months ended June 30, 2007 and 2006. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.
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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 16.	INCOME TAX (continued)

Income tax expense for the three months ended June 30, 2007 and 2006 represents the provision for income tax in the following jurisdictions:

	Three Months Ended
	June 30,
	2007	2006
	$	$
Current taxes:
Hong Kong	-	-
Macau	-	-
Mainland, PRC	-	93,798

	-	93,798

Income tax expense for the three months ended June 30, 2006 represented the provision for income tax of the subsidiary operating in China which was calculated at applicable tax rate.

NOTE 17.	COMMITMENTS

The Company as Lessor

Energy saver rental income earned was nil and $964 for the three months ended June 30, 2007 and 2006, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of 3 months to 3 years and 9 months. The following is a summary of future minimum lease payments under operating leases as of June 30, 2007. Rental expense was $67,875 and $58,433 for the three months ended June 30, 2007 and 2006, respectively.

Twelve months ending June 30,

$
2008	292,047
2009	195,261
2010	96,401
2011	48,201
631,910

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 18.	CONTINGENT LIABILITIES

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

Related Party Transactions

The Company repaid $1,385 to its shareholder, TFCL, during the three months ended June 30, 2007.

As of June 30, 2007, the Company had an amount recoverable from a director of $60,383 as included in other receivables. This is non-interest bearing and payable on demand.

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 19.	RELATED PARTY BALANCES AND TRANSACTIONS (continued)

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

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

Related Party Balances

As of June 30, 2007, the amounts due to a director and a shareholder represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	June 30,	March 31,
	2007	2007
	(Unaudited)
	$	$

Amount due to a director
Bondy Tan	40,296	39,846

Amount due to a shareholder
TFCL	45,161	46,546

NOTE 20.	SEGMENT INFORMATION

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 20.	SEGMENT INFORMATION (continued)

Information for the Lighting design solutions, Lighting source business and Energy saving business is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Three Months Ended
	June 30,
	2007	2006
	$	$
Net revenues:
Energy saving business	47,165	29,285
Lighting source business	804,579	1,889,229
Lighting design solutions	-	-
	851,744	1,918,514

Segment profit/(loss):
Energy saving business	(854,211)	(433,993)
Lighting source business	(285,004)	476,094
Lighting design solutions	(215,825)	-
	(1,355,040)	42,101

	June 30,	March 31,
	2007	2007
	(Unaudited)
	$	$
Segment assets:
Energy saving business	6,403,643	7,602,314
Lighting source business	16,153,575	16,781,711
Lighting design solutions	3,893,426	4,198,022
	26,450,644	28,582,047

(ii) Geographical Information:

	Three Months Ended
	June 30,
	2007	2006
	$	$
Total sales:
Mainland, the PRC	756,434	784,402
Hong Kong	16,407	20,689
India	17,764	102,301
Singapore	-	925,450
Others	61,139	85,672
	851,744	1,918,514

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 20.	SEGMENT INFORMATION (continued)

No reconciliation is required as there is no unallocated amount relating to corporate operations which is not included in the segment information.

(iii) The location of the Company’s long-lived assets is as follows:

	June 30,	March 31,
	2007	2007
	(Unaudited)
	$	$
Hong Kong	9,830,086	10,069,185
Macau	-	-
Mainland, the PRC	5,343,475	5,421,797
	15,173,561	15,490,982

NOTE 21.	SHARE CAPITAL AND OPTIONS

Share Capital

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

LIGHTSCAPE TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

NOTE 21.	SHARE CAPITAL AND OPTIONS (continued)

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

We are a holding company owning subsidiaries engaged in three main business activities: (1) LED lighting solutions, (2) lighting source products and (3) energy-savings solutions. During the three months ended June 30, 2007, approximately 94% of our revenue was derived from our lighting source products business, 6% from our energy-savings solutions business and 0% from our LED lighting solutions business,

Lighting Source Products Business

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

Summary of Key Results

Total net revenue for the three months ended June 30, 2007 was $851,744, which represents a 56% decrease from the total net revenue of $ 1,918,514 for the three months ended June 30, 2006.

Operating expenses, including selling and marketing expenses and general and administrative expenses, for the three months ended June 30, 2007 were $1,053,659, which represents a 7% decrease in operating expenses of $1,127,243 for the three months ended June 30, 2006.

Interest expense for the three months ended June 30, 2007 was $356,053, which represents a 294% increase over $90,430 for the three months ended June 30, 2006.

Loss before income tax and minority interest for the three months ended June 30, 2007 was $1,355,040 compared to a profit of $42,101 for the three months ended June 30, 2006.

Net loss for the three months ended June 30, 2007 was $1,319,972 compared to a net loss of $222,954 for the three months ended June 30, 2006.

Basic loss per share for the three months ended June 30, 2007 was $0.04 compared to a basic loss per share of $0.01 for the three months ended June 30, 2006. Fully diluted loss per share for the three months ended

June 30, 2007 was $0.04 compared to a loss per share of $0.01 on a fully diluted basis for the three months ended June 30, 2006.

Results of Operations – Three Months Ended June 30, 2007

Our company’s loss before taxes and minority interest for the three months ended June 30, 2007 was $1,355,040, as compared to profit before taxes and minority interest of $42,101 for the three months ended June 30, 2006. The decrease in profit is primarily attributable to the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination.

Revenues and Cost of Revenues

Total net revenue for the three months ended June 30, 2007 was $851,744 which represents a 56% decrease from the total net revenue of $1,918,514 for the three months ended June 30, 2006. The decrease in net revenues is primarily attributable to the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination.

Specifically, sales of lighting source products derived from Beijing Illumination were $804,579 for the three months ended June 30, 2007 compared to $1,889,229 for the three months ended June 30, 2006, representing a decrease of 57%. The decrease in revenues from Beijing Illumination was due primarily to the company’s change of local senior executives and internal restructuring during the three months ended June 30, 2007. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in Shanghai, Guangzhou, Hainan and Zhuhai, China.

Sales of hardware products related to our energy-saving systems increased $28,294, or 383%, to $35,688 for the three months ended June 30, 2007 from $7,394 during the three months ended June 30, 2006. Our company has expanded our operations in the business segments of the provision of LED lighting design solutions, as well as manufacturing and sales of lighting source products. As a result of the increased sales within of our specialty lighting segments, we are reviewing our marketing strategy related to the promotion of our energy-saving products.

Cost of revenues for the three months ended June 30, 2007 was $645,860, which represents a decrease of $7,286 as compared with cost of revenues of $653,146 for the three months ended June 30, 2006. The decrease in the cost of revenues during the three months ended June 30, 2007 was directly associated with the corresponding decrease in revenues.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended June 30, 2007 was $233,511 as compared to $147,246 for the three months ended June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $1,053,659 which represents a 7% decrease from operating expenses of $1,127,243 for the three months ended June 30, 2006. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the three months ended June 30, 2007 increased approximately 34% to $197,141 from $147,319 for the three months ended June 30, 2006. The increase in selling and marketing expenses was a result of increased selling and marketing expenses from acquired subsidiaries Lightscape Macau and Beijing Illumination. Our company anticipates that selling and marketing expenses will increase in the future as our company’s sales of specialty lighting services and lighting source products expand.

General and administrative expenses decreased 13% during the three months ended June 30, 2007 to $856,518 from $979,924 for the three months ended June 30, 2006. The decrease was mainly due to a decrease in overhead expenses corresponding with the decrease in revenues for the three months ended June 30, 2007. Our company anticipates that general and administrative costs will increase in the future as our company’s overall operations continue to expand.

Interest expense increased to $356,053 for the three months ended June 30, 2007 as compared to $90,430 for the three months ended June 30, 2006. The increase of 294%, or $265,623, was primarily due to the recognition of interest expenses on convertible notes during the three months ended June 30, 2007.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of June 30, 2007, our company had a net working capital surplus of $4,979,391 compared with a surplus of $5,837,302 as of March 31, 2007, representing a decrease in working capital of $857,911. The cash and cash equivalents of our company decreased to $1,703,512 as at June 30, 2007 as compared to $4,117,107 as of March 31, 2007. The decrease is primarily attributable to an increase in prepaid expenses and net repayment of trade payables. As of June 30, 2007, our company had no total credit facilities granted.

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

Cash Flow Related to Operating Activities

Operating activities used cash of $2,323,102 for the three months ended June 30, 2007 as compared to cash provided of $517,792 for the three months ended June 30, 2006. The net cash used in operating activities was mainly due to an increase in prepaid expenses and other current assets, a decrease in trade payables, and the net loss incurred during the three months ended June 30, 2007.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounted to $89,384 during the three months ended June 30, 2007 as compared with investing activities using $1,740 during the three months ended June 30, 2006. The increase in cash used in investing activities is attributable primarily to increased purchases of plant and equipment during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Cash Flow Related to Financing Activities

Financing activities used cash of $1,109 for the three months ended June 30, 2007 as compared to financing activities using cash of $526,712 for the three months ended June 30, 2006. The decrease in net cash used in financing activities was mainly due to a reduction in the repayment of short-term borrowings and long-term debts during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Capital Expenditures

Our company incurred capital expenditures of $87,859 during the three months ended June 30, 2007 and $20,157 for the three months ended June 30, 2006. The increase in capital expenditures for the three months ended June 30, 2007 as compared to June 30, 2006 was mainly attributable to the purchase of plant and equipment. As of June 30, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

  support our planned rapid growth;

  develop new or enhanced services and technologies;

  increase our marketing efforts;

  acquire complementary businesses or technologies; and/or

  respond to competitive pressures or unanticipated requirements.

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

Over 26% of our revenue was contributed from sales of lighting source products with one customer for the three months ended June 30, 2007. If the customer ceased their business with our company, we would require time to find other customers. If we lose this customer or are unable to generate recurring revenues from this customer, there will be a negative impact on our overall performance.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, one of which accounts for more than 14% of our purchases for the three months ended June 30, 2007. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

Our growth could be impaired if we do not successfully handle certain risks associated with international business.

There are risks inherent in doing business in international markets, including:

  fluctuations in currency exchange rates;

  difficulties in staffing and managing foreign operations;

  changes in regulatory requirements, tariffs and other trade barriers;

  potential adverse tax consequences; and

  inadequate protection for intellectual property rights.

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

  government involvement;

  level of development;

  growth rate;

  control of foreign exchange; and

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of June 30, 2007. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

Date: August 14, 2007