Form 10QSB
period 2007-09-30
LIGHTSCAPE TECHNOLOGIES INC.
filed 2007-11-13
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest racticable date: 44,051,410 common shares issued and outstanding as of November 5, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

LIGHTSCAPE TECHNOLOGIES INC.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,896,829	4,117,107
Other investments, net of write-off amount
of $31,516 on September 30, 2007 and $31,516 on March 31, 2007	-	-
Trade receivables, net of allowance for doubtful accounts
of $413,082 on September 30, 2007 and $413,082 on March 31, 2007	4,461,007	4,823,265
Net investment in sales-type leases – current portion	249,036	196,501
Prepaid expenses and other current assets	1,427,894	2,246,172
Inventories	1,795,851	1,708,020

Total current assets	9,830,617	13,091,065

Intangible assets, net	3,813,415	4,280,612
Goodwill	4,653,437	5,003,437
Plant and equipment, net	4,022,505	4,162,554
Construction in progress	1,716,855	1,715,141
Net investment in sales-type leases – non-current portion	244,022	329,238

	14,450,234	15,490,982

TOTAL ASSETS	24,280,851	28,582,047

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	3,740	3,678
Options	-	2,619,000
Trade payables	1,504,462	2,973,388
Amount due to a director	864,225	39,846
Amount due to a shareholder	45,161	46,546
Accrued expenses and other current liabilities	2,666,496	1,172,812
Obligations under capital leases – current portion	1,774	1,774
Income tax payable	355,631	396,719

Total current liabilities	5,441,489	7,253,763

Non-current liabilities:
Obligations under capital leases – non-current portion	6,504	6,947
Redeemable convertible notes	-	147,047

Total non-current liabilities	6,504	153,994

Total liabilities	5,447,993	7,407,757
Minority interest	1,808,121	1,865,916

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
COMMITMENTS AND CONTINGENCIES (see Notes 16 and 17)

Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
44,051,410 common shares at September 30, 2007 and 37,451,410
at March 31, 2007	44,051	37,451
Additional paid-in capital	24,183,533	24,139,333
Other reserves	28,944	28,944
Accumulated other comprehensive income	300,738	322,541
Accumulated deficit	(7,532,529)	(5,219,895)

Total shareholders' equity	17,024,737	19,308,374

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	24,280,851	28,582,047

See notes to unaudited consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Expressed in US dollars

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	$	$	$	$
Revenues:
Sale of energy saving solutions	-	390,252	35,688	397,646
Sale of lighting source products	420,714	1,065,861	1,225,293	2,955,090
Sale and contract revenue of lighting design
solutions	23,242	5,113,093	23,242	5,113,093
Rental income	-	321	-	1,285
Commission and service income	13,250	12,374	23,567	28,278
Sales-type lease income	490	3,528	1,650	8,551
Total net revenues	457,696	6,585,429	1,309,440	8,503,943

Cost of revenues:
Sale of energy saving solutions	-	(360,632)	(17,770)	(375,361)
Sale of lighting source products	(288,739)	(844,339)	(848,422)	(1,479,827)
Sale and contract revenue of lighting
design solutions	(19,070)	(3,330,224)	(87,477)	(3,330,224)
Rental income	-	(158)	-	(632)
Commission and service income	-	(1,399)	-	(3,854)
Total cost of revenues	(307,809)	(4,536,752)	(953,669)	(5,189,898)

Gross profit	149,887	2,048,677	355,771	3,314,045

Amortization of intangible assets	(126,751)	(180,131)	(360,262)	(327,377)
Selling and marketing expenses	(163,170)	(188,792)	(360,311)	(336,111)
General and administrative expenses	(1,034,354)	(704,578)	(1,890,872)	(1,684,502)

(Loss) profit from operations	(1,174,388)	975,176	(2,255,674)	966,055
Interest expense	(39,592)	(76,459)	(395,645)	(166,889)
Interest income	11,160	1,635	35,463	3,259
Other (loss) income	(7,537)	341,128	50,459	416,446
Gain on redemption of redeemable
convertible notes and options	194,968	-	194,968	-
Equity share of the result of joint venture	-	-	-	64,710

(Loss) profit before income tax and
minority interests	(1,015,389)	1,241,480	(2,370,429)	1,283,581
Income tax	-	(109,006)	-	(202,804)

Net (loss) profit before minority interests	(1,015,389)	1,132,474	(2,370,429)	1,080,777
Minority interests	22,727	(14,970)	57,795	(186,227)

Net (loss) profit attributable to
shareholders of the Company	(992,662)	1,117,504	(2,312,634)	894,550

(Loss) profit per share
- Basic	(0.02)	0.03	(0.06)	0.03
- Diluted	(0.02)	0.03	(0.06)	0.03

Weighted average number of common shares
outstanding
- Basic	40,320,975	33,612,642	38,894,033	32,116,215
- Diluted	40,320,975	33,612,642	38,894,033	32,116,215

See notes to unaudited consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007
Expressed in US dollars (except for number of common shares)

						Accumulated other
						comprehensive income
						(loss)
							Foreign
			Common	Additional		Unrealized	Currency		Total
	Common Shares		Stock	Paid-In	Other	Loss on	Translation	Accumulated	Shareholders'
	Number	Amount	Warrants	Capital	Reserves	Investments	Adjustment	Deficit	Equity

Balance at April 1, 2007	37,451,410	37,451	-	24,139,333	28,944	-	322,541	(5,219,895)	19,308,374

Foreign currency
translation adjustment	-	-	-	-	-	-	(19,863)	-	(19,863)
Net loss	-	-	-	-	-	-	-	(1,319,972)	(1,319,972)

Balance at June 30, 2007	37,451,410	37,451	-	24,139,333	28,944	-	302,678	(6,539,867)	17,968,539

Early redemption of
redeemable convertible
notes	-	-	-	(3,229,200)	-	-	-	-	(3,229,200)
Issuance of shares for
additional working
capital	6,600,000	6,600	-	3,623,400	-	-	-	-	3,630,000
Provision for diminution
of cost of investment	-	-	-	(350,000)	-	-	-	-	(350,000)
Foreign currency
translation adjustment	-	-	-	-	-	-	(1,940)	-	(1,940)
Net loss	-	-	-	-	-	-	-	(992,662)	(992,662)

Balance at September
30, 2007	44,051,410	44,051	-	24,183,533	28,944	-	300,738	(7,532,529)	17,024,737

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Six Months Ended
	September 30,
	2007	2006
	$	$
Cash flows from operating activities:
Net (loss) profit	(2,312,634)	894,550
Adjustment to reconcile net (loss) profit to
net cash (used in) generated from operating activities:
Amortization of intangible assets	467,197	327,377
Depreciation expense	271,490	205,276
Equity share of the result of corporate joint venture	-	(64,710)
Minority interest	(57,795)	186,227
Write-off of bad debts	-	210,846
Gain on redemption of redeemable convertible notes and options	(194,968)	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	362,258	(150,504)
Costs and estimated earnings in excess of billings on uncompleted
contracts	-	(2,451,268)
Net investment in sales-type leases	32,681	89,325
Prepaid expenses and other current assets	818,278	318,969
Inventories	(87,831)	1,604,742
Trade payables	(1,468,926)	(180,999)
Amount due from a related company	-	415,168
Accrued expenses and other current liabilities	1,671,602	510,590
Income tax payable	(41,088)	187,894

Net cash (used in) generated from operating activities	(539,736)	2,103,483

Cash flows from investing activities:
Purchase of plant and equipment	(131,441)	(52,152)
Increase in construction in progress	(1,714)	-
Cash paid for incorporation of a joint venture	-	(10,283)
Cash paid for acquisition of a subsidiary	-	(1,459)
Advance to a shareholder	-	(78,792)
Increase in restricted deposits	-	(3,257)

Cash used in investing activities	(133,155)	(145,943)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Six Months Ended
	September 30,
	2007	2006
	$	$
Cash flows from financing activities:
Net advancement (repayment of) short-term borrowings
and long-term debts	62	(1,178,135)
Net proceed from issuance of share capital	3,630,000	-
Early redemption of redeemable convertible notes	(6,000,000)	-
Repayment of capital lease obligations	(443)	(370)
Advances from directors of a subsidiary	-	80,576
Repayment to a related company	-	(687,661)
Advance from a shareholder	-	2,103,257
Repayment to a shareholder	(1,385)	-
Advance from a director	824,379	1,155,610
Repayment to a director	-	(3,420,035)

Net cash used in financing activities	(1,547,387)	(1,946,758)

Effect of foreign exchange rates change	-	(473)
Net (decrease) increase in cash and cash equivalents	(2,220,278)	10,309
Cash and cash equivalents at beginning of the period	4,117,107	158,832

Cash and cash equivalents at end of the period	1,896,829	169,141

Supplemental disclosure of cash flows information
Cash paid for:
Interest expenses	395,645	166,889
Income taxes paid	41,088	-

See notes to unaudited consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc., and its subsidiaries (collectively referred to as the “Company”) is principally engaged in (i) the provision of LED lighting products and services through wholly-owned subsidiaries Lightscape Technologies (Macau) Limited and Lightscape Technologies (Greater China) Limited, (ii) the manufacture and distribution of lighting source products through majority-owned subsidiary Beijing Illumination (Hong Kong) Limited, and (iii) the development, manufacture and distribution of energy saving products and technologies and the provision of consulting and customer training services through wholly-owned subsidiary Tech Team Holdings Limited.

The principal subsidiaries of the Company as of September 30, 2007 include the following:

			Percentage of
	Date of	Place of	effective
Name of subsidiaries	incorporation	incorporation	ownership

Tech Team Holdings Limited (“TTHL”)	February 15, 2002	The Cayman Islands	100

Tech Team Investment Limited (“TTIL”)	March 24, 2000	The British Virgin Islands	100

Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”)	August 23, 2002	The People's Republic of China	100

Tech Team Development Limited (“TTDL”)	October 22, 1999	Hong Kong	100

Luminous Lighting Technology (Asia) Limited (“LLTL”)	August 23, 2000	Hong Kong	100

Grandplex Development Limited (“GDL”)	January 18, 1999	Hong Kong	100

Tech Team (China) Limited (“TTCL”)	May 22, 2002	The British Virgin Islands	100

Tomi Fuji Energy Management Services Consultants Limited (“TFEMS”)	March 10, 2004	Hong Kong	100

Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”)	October 11, 2002	Hong Kong	76.8

Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”)	July 26, 1999	The People's Republic of China	76.8

Tomi Fuji Energy Pte. Limited (“TFEPL”)	December 17, 2004	Singapore	80

Powerland Technology Limited (“PTL”)	September 8, 2005	The British Virgin Islands	100

Lightscape Technologies (Macau) Limited (“Lightscape Macau”)	February 6, 2006	Macau	100

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

			Percentage of
	Date of	Place of	effective
Name of subsidiaries	incorporation	incorporation	ownership

Lightscape Technologies (Greater China) Limited	April 11, 2007	Hong Kong	100

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Plant and equipment and Construction in Progress (continued)

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The functional currency of the Company is in Hong Kong dollars (“HKD”). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the unaudited consolidated statements of operations as a component of current period earnings.

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

HKD is pegged to USD and hence there is no translation adjustment impact on the Company’s unaudited consolidated financial statements.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Other than the one largest customer who accounted for approximately 15% of the Company’s total revenue for the six months ended September 30, 2007, no other single external customer exceeded 10% of the Company’s total revenue for the six months ended September 30, 2007.

The Company relies on supplies from numerous vendors. For the six months ended September 30, 2007, the Company had two vendors that accounted for approximately 24% of total supply purchases for the six months.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 3. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments to be received	513,700	540,318
Less: Unearned income	(20,642)	(14,579)
Net investment in sales-type leases	493,058	525,739
Current portion	(249,036)	(196,501)
Net investment in sales-type leases, less current portion	244,022	329,238

Contracted maturities of the sales-type leases as of September 30, 2007 are as follows:

Twelve months ending September 30,	$
2008	249,036
2009	129,230
2010	104,521
2011	10,271
493,058

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Trade deposits	175,300	950,190
Rental, utilities and other deposits	280,587	192,460
Deferred notes issuance costs	-	90,823
Prepaid expenses	420,247	424,109
Staff advances	64,985	18,507
Other receivable	475,325	561,716
Others	11,450	8,367

	1,427,894	2,246,172

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 5. INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Raw materials	850,626	860,098
Work in progress	658,563	542,491
Finished goods	286,662	305,431
	1,795,851	1,708,020

NOTE 6. PLANT AND EQUIPMENT, NET

Plant and equipment, net consists of the following:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Testing equipment	606	606
Office equipment	589,502	524,442
Furniture and fixtures	16,682	15,412
Leasehold improvements	322,156	321,899
Motor vehicles	87,233	87,233
Energy savers	370,757	370,372
Mould	82,899	18,431
Factory machinery and equipment	4,258,483	4,258,482
Total	5,728,318	5,596,877
Less: Accumulated depreciation	(1,705,813)	(1,434,323)
Plant and equipment, net	4,022,505	4,162,554

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 6. PLANT AND EQUIPMENT, NET (continued)

Equipment, net held under capital leases are summarized as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Office equipment	8,869	12,571
Less: Accumulated depreciation	(1,971)	(3,276)
Equipment, net held under capital leases	6,898	9,295

Equipment, net leased under operating leases to customers is summarized as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Energy savers	18,953	18,953
Less: Accumulated depreciation	(11,688)	(10,740)

Equipment, net leased under operating leases to customers	7,265	8,213

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Production facilities for Xenon lights	1,111,215	1,111,215
Production facilities for AHP lamps	545,723	545,723
Others	59,917	58,203
	1,716,855	1,715,141

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets arise from the acquisitions of interests in TFEMS and Beijing Illumination.

Acquired intangible assets consist of the following:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Completed technology – AHP	1,172,616	1,172,616
Completed technology – HID	1,214,012	1,214,012
Trademark	1,957,212	1,957,212
Software and license	641,077	641,077
Customer lists and relationships	2,513,921	2,513,921
Distributors list	179,351	179,351
Unfulfilled purchase orders	4,113	4,113

Total	7,682,302	7,682,302
Less: Accumulated amortization
- completed technology - AHP	(251,212)	(167,454)
- completed technology - HID	(455,860)	(304,109)
- software and license	(238,167)	(131,232)
- customer lists and relationships	(901,607)	(806,746)
- distributors list	(89,907)	(60,015)
- unfulfilled purchase orders	(4,113)	(4,113)
Impairment loss on trademark	(771,209)	(771,209)
Impairment loss on customer lists and relationships	(1,156,812)	(1,156,812)
Total	3,813,415	4,280,612

Amortization expenses charged to net (loss) profit from operations for the six months ended September 30, 2007 and 2006 were $467,197 and $327,377 respectively. Anticipated amortization expense on intangible assets for each of the next four years is as follows:

Twelve months ending September 30,	$
2008	934,217
2009	909,742
2010	581,668
2011	201,785
2,627,412

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 9. SHORT-TERM BORROWINGS

The Company's short-term borrowings represent the $3,740 and 3,678 of bank overdrafts as of September 30, 2007 and March 31, 2007 respectively.

NOTE 10. REDEMPTION OF CONVERTIBLE NOTES

On January 23, 2007, pursuant to the terms and conditions of the subscription agreements, the Company issued 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to three investors consisting of Investec Bank (UK) Limited (“Investec Bank”), Full Moon Resources Limited (“Full Moon Resources”) and LP Asset Management Limited (“LP Asset Management”).

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

On July 10, 2007, the Company entered into a redemption agreement (“Redemption Agreement”) with Investec Bank, Full Moon Resources, LP Asset Management and Bondy Tan, whereby the Company agreed to redeem the convertible notes in the principal amount of $6,000,000 plus pay all accrued interest on such notes.

On August 20, 2007, the Company completed the convertible note redemption transaction. Pursuant to the terms and conditions of the Redemption Agreement, the Company completed the repayment of the redeemable convertible notes in the aggregate principal amount of $6,000,000 to Investec Bank, Full Moon Resources and LP Asset Management, plus all accrued interest thereon. Following receipt, the notes were immediately cancelled by the Company. Pursuant to the terms of the Redemption Agreement, the options to purchase up to $12,000,000 additional redeemable convertible notes of the Company terminated.

The notes were discounted for the fair value of options, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the notes. Through September 30, 2007, $241,007 was amortized and recorded as part of interest expenses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 10. REDEMPTION OF CONVERTIBLE NOTES (continued)

The fair value of the first option was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	130.30%
Expected term in years	1.25 years
Risk-free interest rate	4.89%
Exercise price	$0.55
Stock price	$.76 (at January 23, 2007)

Expected volatilities were calculated using the historical prices of the Company’s common stock. The expected term of first option was based on the term of the exercisable periods. The risk-free interest rates were based on the U.S. Treasury Note rate with terms comparable with the first option.

The fair value of second option was not determinable due to the high dependence on the future performance and future number of shares of the Company caused no reasonable basis for the valuation of the second option.

NOTE 11. OBLIGATIONS UNDER CAPITAL LEASES

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments	8,278	8,721
Less: Amounts representing interests	-	-

Present value of minimum lease payments	8,278	8,721
Less: Current portion of obligations under capital leases	(1,774)	(1,774)

Long-term portion of obligations under capital leases	6,504	6,947

The following is a summary of future minimum lease payments under capital leases as of September 30, 2007:

Twelve months ending September 30,	$
2008	2,069
2009	1,773
2010	1,773
2011	1,773
2012	890
8,278

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 5 years. For the six months ended September 30, 2007, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 11. OBLIGATIONS UNDER CAPITAL LEASES (continued)

The interest expenses incurred on these capital leases were nil and nil for the six months ended September 30, 2007 and 2006, respectively.

NOTE 12. OTHER RESERVES

The other reserves represent the statutory surplus reserve of the Company’s subsidiaries in the PRC.

Statutory Surplus Reserve

In accordance with the relevant laws and regulations of the PRC and the subsidiaries’ articles of association, the subsidiaries are required to appropriate 10% of its net income, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the PRC subsidiaries’ share capital, any further appropriation is optional.

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

NOTE 13. TOTAL COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net (loss) profit attributable to shareholders of the
Company	(992,662)	1,117,504	(2,312,634)	894,550
Unrealized loss on investment	-	17,231	-	14,232
Provision for diminution of cost of investment	(350,000)	-	(350,000)	-
Foreign currency translation adjustments	(1,940)	(974)	(21,803)	(687)

Total comprehensive loss	(1,344,602)	1,133,761	(2,684,437)	908,095

NOTE 14. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction loss of $3,634 and of $11,685 for the six months ended September 30, 2007 and 2006 were included in determining net loss, for the respective periods.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 15. INCOME TAX

The components of (loss) profit before income tax and minority interests are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Hong Kong	(699,454)	(421,074)	(1,681,286)	(548,335)
Macau	(80,277)	1,843,886	(168,481)	1,843,886
Mainland, the People’s Republic of China (“PRC”)	(235,658)	(181,332)	(520,662)	(11,970)

	(1,015,389)	1,241,480	(2,370,429)	1,283,581

Taxes laws applicable to the Company are as follows:

-	TTHL is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, TTC’s, TTIL’s and PTL’s income are not subject to taxation.
-	Lightscape Technologies Inc. and TFEPL also had no assessable profits earned or had tax losses brought forward to set off current year assessable profit during the periods presented.
-

No provision for PRC income tax has been made as TT(Zhuhai) had no assessable profits earned during the six months ended September 30, 2007 and 2006. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 15. INCOME TAX (continued)

Income tax expense for the three months and six months ended September 30, 2007 and 2006 represents the provision for income tax in the following jurisdictions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current taxes:
Hong Kong	-	-	-	17,836
Macau	-	-	-	136,448
Mainland, PRC	-	109,006	-	48,520

	-	109,006	-	202,804

Income tax expense for the six months ended September 30, 2006 represented the provision for income tax of the subsidiary operating in China which was calculated at applicable tax rate.

NOTE 16. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was nil and $1,285 for the six months ended September 30, 2007 and 2006, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 2 years to 3.5 years. The following is a summary of future minimum lease payments under operating leases as of September 30, 2007. Rental expense was $116,201 and $99,400 for the six months ended September 30, 2007 and 2006, respectively.

Twelve months ending September 30,

$
2008	293,638
2009	146,659
2010	96,401
2011	24,100
560,798

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 16. COMMITMENTS (continued)

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

Other than the above, the Company knows of no material, active, or pending legal proceeding against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 18. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

The Company repaid $1,385 to its shareholder, TFCL, during the six months ended September 30, 2007.

Pursuant to the terms of the agreements in relation to the acquisition of interest in TFEMS, a beneficial owner of TFCL has guaranteed to pay the shortfall to the Company should the net profit of TFEMS for the period from the date of acquisition to June 30, 2005 (“the guaranteed period”) fall below a warranted sum. The profits for the guaranteed period fell short by $604,546 and the Company is currently pursuing the guarantor for the enforcement of this guarantee.

Pursuant to the terms of a Sale and Purchase Agreement dated September 29, 2006 for the acquisition of a 50.4% interest in Lightscape Macau by the Company, each of the Vendors and the Guarantors to the agreement irrevocably and unconditionally guaranteed jointly and severally to the Company that the Net Profit for the Guarantee Period as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit of HK$20,000,000. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to the Company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 18. RELATED PARTY BALANCES AND TRANSACTIONS (continued)

Related Party Balances

As of September 30, 2007, the amounts due to a director and a shareholder represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$

Amount due to a director
Bondy Tan	864,225	39,846

Amount due to a shareholder
TFCL	45,161	46,546

NOTE 19. SEGMENT INFORMATION

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

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 2). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 19. SEGMENT INFORMATION (continued)

Information for the Lighting design solutions, Lighting source business and Energy saving business is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net revenues:
Energy saving business	13,740	406,475	60,905	435,760
Lighting source business	420,714	1,065,861	1,225,293	2,955,090
Lighting design solutions	23,242	5,113,093	23,242	5,113,093
	457,696	6,585,429	1,309,440	8,503,943

Segment profit/(loss) before
income tax and minority interests:
Energy saving business	(505,243)	283,402	(1,359,454)	(150,591)
Lighting source business	(235,658)	(114,600)	(520,662)	361,494
Lighting design solutions	(274,488)	1,072,678	(490,313)	1,072,678
	(1,015,389)	1,241,480	(2,370,429)	1,283,581

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Segment assets:
Energy saving business	4,498,782	7,602,314
Lighting source business	15,900,496	16,781,711
Lighting design solutions	3,881,573	4,198,022
	24,280,851	28,582,047

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 19. SEGMENT INFORMATION (continued)

Geographical Information:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Total sales:
Mainland, the PRC	363,104	1,060,469	1,119,538	1,844,871
Hong Kong	20,805	39,437	37,212	60,126
India	26,598	120,813	44,362	223,114
Singapore	23,242	-	23,242	925,450
Macau	-	5,113,093	-	5,113,093
Others	23,947	251,617	85,086	337,289
	457,696	6,585,429	1,309,440	8,503,943

No reconciliation is required as there is no unallocated amount relating to corporate operations which is not included in the segment information.

The location of the Company’s long-lived assets is as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Hong Kong	9,188,270	10,069,185
Macau	-	-
Mainland, the PRC	5,261,964	5,421,797
	14,450,234	15,490,982

NOTE 20. SHARE CAPITAL AND OPTIONS

Share Capital

On August 21, 2007, the Company entered into a subscription agreement with Galaxy China Opportunities Fund, a Cayman Islands company (“Galaxy”). Pursuant to the terms and conditions of the subscription agreement, the Company agreed to issue 6,000,000 common shares at a price per share of $0.55 to Galaxy. On August 21, 2007, the Company closed the subscription agreement. Pursuant to the terms and conditions of the subscription agreement, the Company issued 6,000,000 common shares at a price per share of $0.55 to Galaxy for gross proceeds of $3,300,000.

On August 21, 2007, the Company entered into a subscription agreement with an individual investor. Pursuant to the terms and conditions of the subscription agreement, the Company agreed to issue 600,000 common shares at a price per share of $0.55 to the investor. On August 21, 2007, the Company closed the subscription agreement. Pursuant to the terms and conditions of the subscription agreement, the Company issued 600,000 common shares at a price per share of $0.55 to the investor for gross proceeds of $330,000.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 20. SHARE CAPITAL AND OPTIONS (continued)

On January 18, 2007, the Company entered into subscription agreements with three investors consisting of Investec Bank, Full Moon Resources and LP Asset Management, in addition to the persons set out in Schedule 1 to each of the subscription agreements. Pursuant to the terms and conditions of the subscription agreements, the Company agreed to issue 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to the three investors, which carry an annual interest rate of 10% and mature on December 31, 2009. Each note is convertible from the date of issuance until December 30, 2009 into common shares at the rate of one common share for every $0.55 of principal converted (subject to adjustment as described in the subscription agreements).

On July 10, 2007, the Company entered into a Redemption Agreement with Investec Bank, Full Moon Resources, LP Asset Management and Bondy Tan, whereby the Company agreed to redeem the convertible notes in the principal amount of $6,000,000 plus pay all accrued interest on such notes.

On August 20, 2007, the Company completed the convertible note redemption transaction. Pursuant to the terms and conditions of the Redemption Agreement, the Company completed the repayment of the redeemable convertible notes in the aggregate principal amount of $6,000,000 to Investec Bank, Full Moon Resources and LP Asset Management, plus all accrued interest thereon. Following receipt, the notes were immediately cancelled by the Company.

Some common shares issued in respect of acquisition of subsidiaries may be subject to cancellation if net profit guaranteed on date of acquisition is unlikely to be achieved.

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

On January 23, 2007, the Company closed the convertible note financing transaction. Pursuant to the terms and conditions of the subscription agreements, the Company issued the 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to the three investors. Each note bears a fixed rate of interest at 10% per annum, payable quarterly, calculated on a 360 day year on the principal amount outstanding. Unless previously converted or redeemed, each note will be redeemed by the Company on the maturity date of December 31, 2009 at a final redemption amount, calculated in accordance with a formula set out in the note, together with all interest thereon. The notes are convertible into common shares at the rate of one common share per each $0.55 of principal converted (subject to adjustment as described in the subscription agreements). In addition, the Company issued two options to each of the three investors to purchase additional redeemable convertible notes of the Company in the aggregate amount of $12,000,000. The Company issued the notes, the common shares issuable upon conversion of the notes, and the options in an offshore transaction to non U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Section 4(2) or Regulation S promulgated under the Securities Act of 1933.

Pursuant to the terms of the Redemption Agreement, the options to purchase up to $12,000,000 additional redeemable convertible notes of the Company terminated on August 20, 2007.

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

We are a holding company owning subsidiaries engaged in three main business activities: (1) LED lighting solutions, (2) lighting source products and (3) energy-savings solutions. During the six months ended September 30, 2007, approximately 94% of our revenue was derived from our lighting source products business, 5% from our energy-savings solutions business and 1% from our LED lighting solutions business,

LED Lighting Solutions Business

Lightscape Technologies (Macau) Limited and Lightscape Technologies (Greater China) Limited operate in three principal lines of business: LED Lighting Systems, OEM and Licensing, and LED Screen Rental Service. Lightscape Technologies (Macau) Limited and Lightscape Technologies (Greater China) Limited provide creative design, integration, installation and digital control of intelligent LED-based lighting systems, OEM and licensing of our core proprietary digital control software product, and rentals of LED lighting hardware.

Lighting Source Products Business

Beijing Illumination (Hong Kong) Limited is an investment holding company engaged in the research, development, manufacture and sale of lighting products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Ltd., manufactures and sells the following four main categories of high-intensity discharge (HID) related lighting products: (1) metal halide lamps; (2) high-pressure sodium lamps; (3) xenon lamps; and (4) special application HID lamps. In addition to HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps.

Energy-Savings Solutions Business

Tech Team Holdings Limited is a developer, manufacturer and integrator of energy-saving products and technologies, and a provider of energy management consulting services. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions.

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

Summary of Key Results

Total net revenue for the six months ended September 30, 2007 was $1,309,440, which represents an 85% decrease from the total net revenue of $8,503,943 for the six months ended September 30, 2006.

Operating expenses, including selling and marketing expenses and general and administrative expenses, for the six months ended September 30, 2007 were $2,251,183, which represents an 11% increase in operating expenses of $2,020,613 for the six months ended September 30, 2006.

Interest expense for the six months ended September 30, 2007 was $395,645, which represents a 137% increase over $166,889 for the six months ended September 30, 2006.

Loss before income tax and minority interest for the six months ended September 30, 2007 was $2,370,429 compared to a profit of $1,283,581 for the six months ended September 30, 2006.

Net loss for the six months ended September 30, 2007 was $2,312,634 compared to a net profit of $894,550 for the six months ended September 30, 2006.

Basic loss per share for the six months ended September 30, 2007 was $0.06 compared to basic earnings per share of $0.03 for the six months ended September 30, 2006. Fully diluted loss per share for the six months ended September 30, 2007 was $0.06 compared to earnings per share of $0.03 on a fully diluted basis for the six months ended September 30, 2006.

Results of Operations – Three Months Ended September 30, 2007

Our company’s loss before taxes and minority interest for the three months ended September 30, 2007 was $1,015,389, as compared to profit before taxes and minority interest of $1,241,480 for the three months ended September 30, 2006. The decrease in profit is primarily attributable to the decrease in revenues from the sale of lighting source products by Beijing Illumination, the decrease in contract revenues from the sale of LED lighting solutions by Lightscape Macau, and the increase in up-front staff and research and development costs incurred to support the increasing number of LED lighting solutions projects expected in the coming quarters.

Revenues and Cost of Revenues

Total net revenue for the three months ended September 30, 2007 was $457,696 which represents a 93% decrease from the total net revenue of $6,585,429 for the three months ended September 30, 2006. The decrease in net revenues is primarily attributable to the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination, and the decrease in contract revenues from LED lighting solutions by Lightscape Macau.

Specifically, sales related to our LED lighting solutions business decreased to $23,242 for the three months ended September 30, 2007 from $5,113,093 during the three months ended September 30, 2006. The decrease in revenues was due primarily to the longer than expected lead times to secure and complete new LED lighting solutions contracts during the three months ended September 30, 2007. Our LED lighting solutions business is expected to contribute increased revenues in the coming quarters as several key projects are expected to kick off in the near future.

Sales of lighting source products derived from Beijing Illumination were $420,714 for the three months ended September 30, 2007 compared to $1,065,861 for the three months ended September 30, 2006, representing a decrease of 61%. The decrease in revenues from Beijing Illumination was due primarily to the effect of the company’s change of local senior executives and internal restructuring during the three months ended September 30, 2007. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in Shanghai, Guangzhou, Hainan and Zhuhai, China. Revenues from sales of lighting source products are expected to increase in the coming quarters following the completion of the internal restructuring initiatives.

Revenue related to our energy-saving solutions decreased $392,735, or 97%, to $13,740 for the three months ended September 30, 2007 from $406,475 during the three months ended September 30, 2006. Although our company has expanded our operations in the business segments of the provision of LED lighting design solutions, as well as manufacturing and sales of lighting source products, our energy-savings solutions segment remains a core business unit now and in the future. Management is currently revisiting our marketing strategy related to the promotion and sale of our energy-saving solutions.

Cost of revenues for the three months ended September 30, 2007 was $307,809, which represents a decrease of $4,228,943 as compared with cost of revenues of $4,536,752 for the three months ended September 30, 2006. The decrease in the cost of revenues during the three months ended September 30, 2007 was directly associated with the corresponding decrease in revenues.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended September 30, 2007 was $126,751 as compared to $180,131 for the three months ended September 30, 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $1,197,524 which represents a 34% increase from operating expenses of $893,370 for the three months ended September 30, 2006. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the three months ended September 30, 2007 decreased approximately 14% to $163,170 from $188,792 for the three months ended September 30, 2006. Our company anticipates that selling and marketing expenses will increase in the future to support our company’s further expansion in the LED lighting solutions and lighting source products business segments.

General and administrative expenses increased 47% during the three months ended September 30, 2007 to $1,034,354 from $704,578 for the three months ended September 30, 2006. The increase was mainly due to increased staff and research and development costs for the three months ended September 30, 2007 to provide the foundation to support our anticipated overall business growth. Our company anticipates that general and administrative costs will continue to increase in the coming quarters as our company’s operations continue to expand.

Interest expense decreased to $39,592 for the three months ended September 30, 2007 as compared to $76,459 for the three months ended September 30, 2006. The decrease was primarily due to decreased interest expenses on short-term borrowings during the three months ended September 30, 2007 as a result of a reduction in interest-bearing short-term borrowings.

Results of Operations – Six Months Ended September 30, 2007

Our company’s loss before taxes and minority interest for the six months ended September 30, 2007 was $2,370,429, as compared to profit before taxes and minority interest of $1,283,581 for the six months ended September 30, 2006. The decrease in profit is primarily attributable to the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination, and the decrease in contract revenues from LED lighting solutions by Lightscape Macau.

Revenues and Cost of Revenues

Total net revenue for the six months ended September 30, 2007 was $1,309,440 which represents an 85% decrease from the total net revenue of $8,503,943 for the six months ended September 30, 2006. The decrease in net revenues is primarily attributable to the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination, and the decrease in contract revenues from LED lighting solutions by Lightscape Macau.

Specifically, sales related to our LED lighting solutions business decreased to $23,242 for the six months ended September 30, 2007 from $5,113,093 during the six months ended September 30, 2006. The decrease in revenues was due primarily to the longer than expected lead times to secure and complete new LED lighting solutions contracts during the three months ended September 30, 2007. Our LED lighting solutions business is expected to contribute increased revenues in the coming quarters as several key projects are expected to kick off in the near future.

Sales of lighting source products derived from Beijing Illumination were $1,225,293 for the six months ended September 30, 2007 compared to $2,955,090 for the six months ended September 30, 2006, representing a decrease of 59%. The decrease in revenues from Beijing Illumination was due primarily to the effect of the company’s change of local senior executives and internal restructuring during the six months ended September 30, 2007. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in Shanghai, Guangzhou, Hainan and Zhuhai, China. Revenues from sales of lighting source products are expected to increase in the coming quarters following the completion of the internal restructuring initiatives.

Revenue related to our energy-saving systems decreased $374,855, or 86%, to $60,905 for the six months ended September 30, 2007 from $435,760 during the six months ended September 30, 2006.

Cost of revenues for the six months ended September 30, 2007 was $953,669, which represents a decrease of $4,236,229 as compared with cost of revenues of $5,189,898 for the six months ended September 30, 2006. The decrease in the cost of revenues during the six months ended September 30, 2007 was directly associated with the corresponding decrease in revenues.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the six months ended September 30, 2007 was $360,262 as compared to $327,377 for the six months ended September 30, 2006.

Operating Expenses

Operating expenses for the six months ended September 30, 2007 were $2,251,183 which represents an 11% increase from operating expenses of $2,020,613 for the six months ended September 30, 2006. Selling and marketing expenses as well as general and administrative expenses constitute the major components of our company’s operating expenses.

Selling and marketing expenses for the six months ended September 30, 2007 increased approximately 7% to $360,311 from $336,111 for the six months ended September 30, 2006. Our company anticipates that selling and marketing expenses will increase in the future to support our company’s further expansion in the LED lighting solutions and lighting source products business segments.

General and administrative expenses increased 12% during the six months ended September 30, 2007 to $1,890,872 from $1,684,502 for the six months ended September 30, 2006. The increase was mainly due to increased staff and research and development costs for the six months ended September 30, 2007 to provide the foundation to support our anticipated overall business growth. Our company anticipates that general and administrative costs will continue to increase in the coming quarters as our company’s operations continue to expand.

Interest expense increased to $395,645 for the six months ended September 30, 2007 as compared to $166,889 for the six months ended September 30, 2006. The increase was primarily due to recognition of interest expenses on convertible notes during the six months ended September 30, 2007. No further provision for interest expenses related to the convertible notes is required as the convertible notes have been redeemed.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of September 30, 2007, our company had a net working capital surplus of $4,389,128 compared with a surplus of $5,837,302 as of March 31, 2007, representing a decrease in working capital of $1,448,174. The cash and cash equivalents of our company decreased to $1,896,829 as at September 30, 2007 as compared to $4,117,107 as of March 31, 2007. The decrease is primarily attributable to a decrease in prepaid expenses, net repayment of trade payables, an increase in accrued expenses and other current liabilities and early redemption of redeemable convertible notes. As of September 30, 2007, our company had not obtained any credit facilities.

The ability of our company to meet our financial commitments is primarily dependent upon the extension of credit by creditors, the continued financial support of our directors and shareholders and our ability to achieve and maintain profitable operations. Management believes that our company’s cash and cash equivalents, and cash provided by operating activities, if any, will be sufficient to meet our working capital requirements for the next twelve months. If additional funds are required, the issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders.

Cash Flow Related to Operating Activities

Operating activities used cash of $539,736 for the six months ended September 30, 2007 as compared to cash provided of $2,103,483 for the six months ended September 30, 2006. The net cash used in operating activities was mainly due to a decrease in trade payables and the net loss incurred during the six months ended September 30, 2007.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounted to $133,155 during the six months ended September 30, 2007 as compared with investing activities using cash of $145,943 during the six months ended September 30, 2006. The decrease in cash used in investing activities is attributable primarily to a decreased advance to a shareholder during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006.

Cash Flow Related to Financing Activities

Financing activities used cash of $1,547,387 for the six months ended September 30, 2007 as compared to financing activities using cash of $1,946,758 for the six months ended September 30, 2006. The decrease in net cash used in financing activities was mainly due to a reduction in the repayment of short-term borrowings and long-term debts during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006.

Capital Expenditures

Our company incurred capital expenditures of $133,155 during the six months ended September 30, 2007 and $52,152 for the six months ended September 30, 2006. The increase in capital expenditures for the six months ended September 30, 2007 as compared to September 30, 2006 was mainly attributable to the increased purchases of equipment. As of September 30, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

Although we have not obtained patent protection for some of our products, we have sought to protect our proprietary technology through a combination of trademark and trade secret laws and other forms of intellectual property protection. There can be no assurance that our operations do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we, would, in such an event, not be prevented from using such company’s intellectual property rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Over 15% of our revenue was contributed from sales of lighting source products with one customer for the six months ended September 30, 2007. If the customer ceased their business with our company, we would require time to find other customers. If we lose this customer or are unable to generate recurring revenues from this customer, there will be a negative impact on our overall performance.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, two of which accounts for more than 24% of our purchases for the six months ended September 30, 2007. If this vendor terminates its relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Our company’s future success depends on increased market acceptance of LED-based lighting. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting sources, or because of perceived risks relating to LED lighting’s novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors, could adversely affect demand for our company’s LED-based lighting systems. If acceptance of LED-based lighting systems does not continue to grow, opportunities to increase our revenues and operate profitably may be limited.

If advances in LED lighting technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

Our company does not design or manufacture LEDs. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs. In the high performance color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues will be significantly reduced, and our future prospects for success may be harmed.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of September 30, 2007. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

10.3

Option Deed dated September 27, 2005, between Admire Fame Invests Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Global Innovative Systems Inc. and Ko Yin (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.4

Amendment to Sale and Purchase Agreement and Option Deed dated October 3, 2005, between Glory Goal Investments Limited, Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 3, 2005)

10.5

Supplemental Deed Agreement dated February 22, 2006 between Admire Fame Investments Limited, Gain Huge Investments Limited, Splendid Fortune Investments Limited, Ko Yin and Global Innovative Systems Inc. (incorporated by reference from our Current Report on Form 8- K filed on February 28, 2006)

10.6

Sale and Purchase Agreement dated March 30, 2006 between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam and Joseph Sui Kei Lam (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2006)

10.7	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.8	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.9

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.10

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.11

Sale and Purchase Agreement between Tech Team Development Limited, Albert Yee Tat Chan, Luminous LED Technologies Limited, Michelle Siu Kwan Lam and Joseph Sui Kei Lam, dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.12

Cancellation Deed between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam, Joseph Sui Kei Lam and Lightscape Holding Ltd., dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.13

OEM Agreement between Lightscape Technologies (Macau) Limited and Strong Base Electronic-optic Technology Corp., dated October 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2006)

10.14	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.15

Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.16	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.17

Subscription Agreement between Global Innovative Systems Inc., Full Moon Resources Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.18	Note issued by Global Innovative Systems Inc. to Full Moon Resources Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.19

Subscription Agreement between Global Innovative Systems Inc., LP Asset Management Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.20	Note issued by Global Innovative Systems Inc. to LP Asset Management Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.21

Redemption Agreement between Lightscape Technologies Inc., Investec Bank (UK) Limited, Full Moon Resources Limited, LP Asset Management Limited and Bondy Tan, dated July 10, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.22	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 13, 2007