Form 10QSB
period 2007-12-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2008-02-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,501,410 common shares issued and outstanding as of February 4, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

LIGHTSCAPE TECHNOLOGIES INC.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	464,412	4,117,107
Trade receivables, net of allowance for doubtful accounts
of $413,082 on December 31, 2007 and $413,082 on March 31, 2007	4,393,569	4,823,265
Costs and estimated earnings in excess of billings on uncompleted
contracts	892,547	-
Net investment in sales-type leases – current portion	263,379	196,501
Prepaid expenses and other current assets	1,549,360	2,246,172
Inventories	3,849,364	1,708,020

Total current assets	11,412,631	13,091,065

Intangible assets, net	3,579,729	4,280,612
Goodwill	4,653,437	5,003,437
Plant and equipment, net	3,982,607	4,162,554
Construction in progress	1,716,938	1,715,141
Net investment in sales-type leases – non-current portion	211,278	329,238
Other investments, net of write-off amount
of $31,516 on December 31, 2007 and $31,516 on March 31, 2007	-	-

	14,143,989	15,490,982

TOTAL ASSETS	25,556,620	28,582,047

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	3,772	3,678
Options	-	2,619,000
Trade payables	2,725,968	2,973,388
Amount due to a director	1,451,868	39,846
Amount due to a shareholder	45,161	46,546
Accrued expenses and other current liabilities	1,113,939	1,172,812
Obligations under capital leases – current portion	1,774	1,774
Income tax payable	355,902	396,719

Total current liabilities	5,698,384	7,253,763

Non-current liabilities:
Obligations under capital leases – non-current portion	5,765	6,947
Redeemable convertible notes	-	147,047

Total non-current liabilities	5,765	153,994

Total liabilities	5,704,149	7,407,757
Minority interest	1,788,133	1,865,916

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
COMMITMENTS AND CONTINGENCIES (see Notes 17 and 18)

Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
46,501,410 common shares at December 31, 2007 and 37,451,410
at March 31, 2007	46,501	37,451
Additional paid-in capital	25,773,583	24,139,333
Other reserves	28,944	28,944
Accumulated other comprehensive income	299,766	322,541
Accumulated deficit	(8,084,456)	(5,219,895)

Total shareholders' equity	18,064,338	19,308,374

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	25,556,620	28,582,047

See notes to unaudited consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Expressed in US dollars

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	$	$	$	$
Revenues:
Sale of energy saving products	-	84,950	35,688	482,596
Sale of lighting source products	639,336	870,008	1,864,629	3,825,098
Sale and contract revenue of lighting
design solutions
- Sales	1,114,215	1,928,020	1,137,457	1,928,020
- Contract revenue	1,856,557	358,281	1,856,557	5,471,374
Rental income	5,141	-	5,141	1,285
Commission and service income	12,150	-	35,717	28,278
Sales-type lease income	3,510	1,947	5,160	10,498
Total net revenues	3,630,909	3,243,206	4,940,349	11,747,149

Cost of revenues:
Sale of energy saving products	-	(30,603)	(17,770)	(405,964)
Sale of lighting source products	(444,509)	(443,719)	(1,292,931)	(1,923,546)
Sale and contract revenue of lighting
design solutions
- Sales	(940,864)	(687,045)	(1,028,341)	(687,045)
- Contract costs	(1,541,911)	(146,242)	(1,541,911)	(3,476,466)
Rental income	-	-	-	(632)
Commission and service income	-	(5,182)	-	(9,036)
Total cost of revenues	(2,927,284)	(1,312,791)	(3,880,953)	(6,502,689)

Gross profit	703,625	1,930,415	1,059,396	5,244,460

Amortization of intangible assets	(180,131)	(180,131)	(540,393)	(507,508)
Selling and marketing expenses	(149,977)	(185,379)	(510,288)	(521,490)
General and administrative expenses	(952,589)	(736,715)	(2,843,461)	(2,421,217)

(Loss) profit from operations	(579,072)	828,190	(2,834,746)	1,794,245
Interest expense	(1,903)	(80,130)	(397,548)	(247,019)
Interest income	3,620	1,208	39,083	4,467
Other income	5,440	8,184	55,899	424,630
Gain on redemption of redeemable
convertible notes and options	-	-	194,968	-
Equity share of the result of joint venture	-	-	-	64,710

(Loss) profit before income tax and
minority interests	(571,915)	757,452	(2,942,344)	2,041,033
Income taxes	-	(63,611)	-	(266,415)

Net (loss) profit before minority interests	(571,915)	693,841	(2,942,344)	1,774,618
Minority interests	19,988	20,184	77,783	(166,043)

Net (loss) profit attributable to
shareholders of the Company	(551,927)	714,025	(2,864,561)	1,608,575

(Loss) profit per share
- Basic	(0.01)	0.02	(0.07)	0.05
- Diluted	(0.01)	0.02	(0.07)	0.05

Weighted average number of common shares
outstanding
- Basic	44,584,019	34,799,599	40,797,592	32,991,551
- Diluted	44,584,019	34,799,599	40,797,592	32,991,551

See notes to unaudited consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

	Accumulated other comprehensive income (loss)
							Foreign
			Common	Additional		Unrealized	Currency		Total
	Common Shares		Stock	Paid-In	Other	Loss on	Translation	Accumulated	Shareholders'
	Number	Amount	Warrants	Capital	Reserves	Investments	Adjustment	Deficit	Equity

Balance at April 1, 2007	37,451,410	37,451	-	24,139,333	28,944	-	322,541	(5,219,895)	19,308,374

Early redemption of
redeemable convertible
notes	-	-	-	(3,229,200)	-	-	-	-	(3,229,200)
Issuance of shares for
additional working
capital	6,600,000	6,600	-	3,623,400	-	-	-	-	3,630,000
Provision for diminution
of cost of investment	-	-	-	(350,000)	-	-	-	-	(350,000)
Foreign currency
translation adjustment	-	-	-	-	-	-	(21,803)	-	(21,803)
Net loss	-	-	-	-	-	-	-	(2,312,634)	(2,312,634)

Balance at September
30, 2007	44,051,410	44,051	-	24,183,533	28,944	-	300,738	(7,532,529)	17,024,737

Issuance of shares for
additional working
capital	2,450,000	2,450	-	1,590,050	-	-	-	-	1,592,500
Foreign currency
translation adjustment	-	-	-	-	-	-	(972)	-	(972)
Net loss	-	-	-	-	-	-	-	(551,927)	(551,927)

Balance at December 31,
2007	46,501,410	46,501	-	25,773,583	28,944	-	299,766	(8,084,456)	18,064,338

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Nine Months Ended
	December 31,
	2007	2006
	$	$
Cash flows from operating activities:
Net (loss) profit	(2,864,561)	1,608,575
Adjustment to reconcile net (loss) profit to
net cash (used in) generated from operating activities:
Amortization of intangible assets	540,393	507,508
Depreciation expense	421,406	316,011
Equity share of the result of corporate joint venture	-	(64,710)
Minority interest	(77,783)	166,043
Write-off of bad debts	-	210,846
Appropriate to reserves	-	28,687
Gain on redemption of redeemable convertible notes and options	(194,968)	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	429,696	(1,804,166)
Costs and estimated earnings in excess of billings on uncompleted
contracts	(892,547)	-
Net investment in sales-type leases	51,082	115,376
Prepaid expenses and other current assets	636,429	459,002
Inventories	(2,141,344)	1,342,712
Trade payables	(247,420)	420,635
Amount due from a related company	-	385,913
Accrued expenses and other current liabilities	278,563	547,659
Income tax payable	(40,817)	238,615

Net cash (used in) generated from operating activities	(4,101,871)	4,478,706

Cash flows from investing activities:
Purchase of plant and equipment	(241,459)	(262,910)
Increase in construction in progress	(1,797)	(604,251)
Cash paid for incorporation of a joint venture	-	(10,283)
Cash paid for acquisition of a subsidiary	-	(1,459)
Increase in restricted deposits	-	(4,466)

Cash used in investing activities	(243,256)	(883,369)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Nine Months Ended
	December 31,
	2007	2006
	$	$
Cash flows from financing activities:
Net advancement (repayment of) short-term borrowings
and long-term debts	94	(1,178,135)
Net proceed from issuance of share capital	5,222,500	-
Early redemption of redeemable convertible notes	(6,000,000)	-
Repayment of capital lease obligations	(1,182)	(617)
Advances from directors of a subsidiary	-	151,948
Advance to a director of a subsidiary	-	(771,207)
Advance from a shareholder	-	238,093
Advance to a shareholder	-	(35,370)
Repayment to a shareholder	(1,385)	-
Advance from a related company	-	1,863,753
Repayment to a related company	-	(1,834,498)
Advance from a director	1,776,532	1,983,468
Repayment to a director	(304,127)	(3,903,839)

Net cash from (used in) financing activities	692,432	(3,486,404)

Effect of foreign exchange rates change	-	(473)
Net (decrease) increase in cash and cash equivalents	(3,652,695)	108,460
Cash and cash equivalents at beginning of the period	4,117,107	158,832

Cash and cash equivalents at end of the period	464,412	267,292

Supplemental disclosure of cash flows information
Cash paid for:
Interest expenses	397,548	247,019
Income taxes paid	40,817	-

See notes to unaudited consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc., a corporation incorporated in the State of Nevada, and its subsidiaries (collectively referred to as the “Company”) is principally engaged in (i) the provision of LED lighting design products and construction services (Lighting design solutions), (ii) the manufacture and distribution of lighting source products (Lighting source products) and (iii) the development, manufacture and distribution of energy saving products and technologies and the provision of consulting and customer training services (Energy saving products).

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

Other Investment

Other investment is stated at cost less accumulated impairment loss. It represents the investment in Xianghe Aihua New Enterprise Lighting Equipment Company Ltd. (“Xianghe Aihua”), an indirect 51% owned company of Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) which is, in turn, an indirect 76.8% owned company of the Company. The control of Xianghe Aihua does not reside with the Company and the Company does not have significant influence on it. The Company is unable to obtain any updated financial statements of Xianghe Aihua. As a consequence, the results of Xianghe Aihua were not included in the consolidated financial statements of the Company.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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

Intangible Assets

The Company acquired certain intangible assets through the acquisition of subsidiaries. These intangible assets are comprised of trademark, customer lists and relationships, unfulfilled purchase orders, completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and HID lamps, a customer base and a distributor base. The acquired trademarks were determined to have an indefinite useful life which are not subject to amortization, unless and until their useful life are determined no longer to be indefinite.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Plant and equipment and Construction in Progress

Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 - 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years
Moulds	3 years
Factory machinery and equipment	10 - 16 years

Energy savers are electronic devices sold by the Company that assist in regulating the consumption of electricity by certain equipment thereby resulting in energy savings. The Company retains a number of these devices as demonstration units for marketing and promotion purposes.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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

Commission and Services Income - Revenue from consultancy services related to energy - saving feasibility study is recognized when granted. Services are considered granted when the Company delivers its assessment to its customer and the customer signs the acceptance report.

Sales-type lease income - Represents finance income attributable to sales-type leases and is recognized over the term of the lease, using the effective interest method.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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

Other than the two customers who accounted for approximately 37% of the Company’s total revenue for the nine months ended December 31, 2007, no other single external customer exceeded 10% of the Company’s total revenue for the nine months ended December 31, 2007.

The Company relies on supplies from numerous vendors. For the nine months ended December 31, 2007, the Company had two vendors that accounted for approximately 50% of total supply purchases for the nine months.

The Company’s business, assets and operations is currently focused on the sale of specialty lighting source products, sales and contract revenue from lighting design solutions, and sales of electrical energy-saving products in Hong Kong, China and Macau, and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong, China and Macau.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, and trade payables approximate their fair values due to the short-term maturity of these instruments. The fair value of long-term debts and capital lease obligations approximate their carrying value as the interest rates approximate those which would have been available for loans of similar remaining maturity at the respective period ends.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS No 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal years beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160) “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective for the Company on January 1, 2008. As there are no options granted prior to December 31, 2007, the Company’s management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2007 and March 31, 2007 are summarized as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Cumulative costs incurred on uncompleted contracts	674,301	-
Cumulative estimated earnings to date	218,246	-
	892,547	-
Less: Billings to date	-	-
	892,547	-

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 4. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases is for leases that relate to the Company's hardware sales and are generally for terms ranging from three to five years. Interest rates range from 2.5% to 5% and the leases are secured by the respective leased assets.

The details of net investment in sales-type leases are as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments to be received	495,199	540,318
Less: Unearned income	(20,542)	(14,579)
Net investment in sales-type leases	474,657	525,739
Current portion	(263,379)	(196,501)
Net investment in sales-type leases, less current portion	211,278	329,238

Contracted maturities of the sales-type leases as of December 31, 2007 are as follows:

Twelve months ending December 31,	$
2008	263,379
2009	127,439
2010	83,839
474,657

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Trade deposits	89,181	950,190
Deposit for investment	129,287	-
Rental, utilities and other deposits	249,522	192,460
Deferred notes issuance costs	-	90,823
Prepaid expenses	516,047	424,109
Staff advances	63,831	18,507
Other receivable	495,002	561,716
Others	6,490	8,367

	1,549,360	2,246,172

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 6. INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Raw materials	856,427	860,098
Work in progress	7,389	542,491
Finished goods	2,985,548	305,431
	3,849,364	1,708,020

NOTE 7. PLANT AND EQUIPMENT, NET

Plant and equipment, net consists of the following:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Testing equipment	606	606
Office equipment	695,612	524,442
Furniture and fixtures	19,742	15,412
Leasehold improvements	323,005	321,899
Motor vehicles	87,233	87,233
Energy savers	370,757	370,372
Moulds	82,899	18,431
Factory machinery and equipment	4,258,482	4,258,482
Total	5,838,336	5,596,877
Less: Accumulated depreciation	(1,855,729)	(1,434,323)
Plant and equipment, net	3,982,607	4,162,554

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 7. PLANT AND EQUIPMENT, NET (continued)

Equipment, net held under capital leases are summarized as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Office equipment	8,869	12,571
Less: Accumulated depreciation	(2,710)	(3,276)
Equipment, net held under capital leases	6,159	9,295

Equipment, net leased under operating leases to customers is summarized as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Energy savers	18,953	18,953
Less: Accumulated depreciation	(12,161)	(10,740)

Equipment, net leased under operating leases to customers	6,792	8,213

NOTE 8. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Production facilities for Xenon lights	1,111,215	1,111,215
Production facilities for AHP lamps	545,723	545,723
Others	60,000	58,203
	1,716,938	1,715,141

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets arise from the acquisitions of interests in subsidiaries.

Acquired intangible assets consist of the following:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Completed technology – AHP	1,172,616	1,172,616
Completed technology – HID	1,214,012	1,214,012
Trademark	1,957,212	1,957,212
Software and license	641,077	641,077
Customer lists and relationships	2,513,921	2,513,921
Distributors list	179,351	179,351
Unfulfilled purchase orders	4,113	4,113

Total	7,682,302	7,682,302
Less: Accumulated amortization
- completed technology - AHP	(293,091)	(167,454)
- completed technology - HID	(531,736)	(304,109)
- software and license	(291,722)	(131,232)
- customer lists and relationships	(949,037)	(806,746)
- distributors list	(104,853)	(60,015)
- unfulfilled purchase orders	(4,113)	(4,113)
Impairment loss on trademark	(771,209)	(771,209)
Impairment loss on customer lists and relationships	(1,156,812)	(1,156,812)
Total	3,579,729	4,280,612

Amortization expenses charged to net (loss) profit from operations for the nine months ended December 31, 2007 and 2006 were $540,393 and $507,508 respectively. Anticipated amortization expense on intangible assets for each of the next four years is as follows:

Twelve months ending December 31,	$
2008	934,217
2009	856,187
2010	535,383
2011	67,938
2,393,725

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 10. SHORT-TERM BORROWINGS

The Company's short-term borrowings represent the $3,772 and 3,678 of bank overdrafts as of December 31, 2007 and March 31, 2007 respectively.

NOTE 11. REDEMPTION OF CONVERTIBLE NOTES

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

The notes were discounted for the fair value of options, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the notes. Through December 31, 2007, $241,007 was amortized and recorded as part of interest expenses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 11. REDEMPTION OF CONVERTIBLE NOTES (continued)

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

NOTE 12. OBLIGATIONS UNDER CAPITAL LEASES

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments	7,539	8,721
Less: Amounts representing interests	-	-

Present value of minimum lease payments	7,539	8,721
Less: Current portion of obligations under capital leases	(1,774)	(1,774)

Long-term portion of obligations under capital leases	5,765	6,947

The following is a summary of future minimum lease payments under capital leases as of December 31, 2007:

Twelve months ending December 31,	$
2008	1,774
2009	1,774
2010	1,774
2011	443
5,765

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 5 years. For the nine months ended December 31, 2007, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 12. OBLIGATIONS UNDER CAPITAL LEASES (continued)

The interest expenses incurred on these capital leases were nil and nil for the nine months ended December 31, 2007 and 2006, respectively.

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

NOTE 14. TOTAL COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net (loss) profit attributable to shareholders of the
Company	(551,927)	714,025	(2,864,561)	1,608,575
Unrealized loss on investment	-		-	14,232
Provision for diminution of cost of investment	-	-	(350,000)	-
Foreign currency translation adjustments	(972)	14,032	(22,775)	13,345

Total comprehensive (loss) income	(552,899)	728,057	(3,237,336)	1,636,152

NOTE 15. FOREIGN CURRENCY TRANSACTION GAIN OR LOSS

Aggregate foreign currency transaction loss of $56,271 and of $11,995 for the nine months ended December 31, 2007 and 2006 were included in determining net loss, for the respective periods.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 16. INCOME TAX

The components of (loss) profit before income tax and minority interests are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Hong Kong	(445,424)	809,411	(2,126,710)	261,076
Macau	74,987	(183,467)	(93,494)	1,660,419
Mainland, the People’s Republic of China (“PRC”)	(201,478)	131,508	(722,140)	119,538

	(571,915)	757,452	(2,942,344)	2,041,033

Taxes laws applicable to the Company and its subsidiaries are as follows:

-	Tech Team Holdings Limited (“TTHL”) is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, Tech Team (China) Limited’s, Tech Team Investment Limited’s and Powerland Technology Limited’s income are not subject to taxation.
-

Lightscape Technologies Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned or had tax losses brought forward to set off current year assessable profit during the periods presented.

-

No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the nine months ended December 31, 2007 and 2006. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

-

Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”) is exempted from PRC enterprise income tax for two years starting from its first profit-making year i.e. 2004 after it became a wholly foreign owned enterprise and followed by a 50% reduction for the next three years.

-	Beijing Illumination is a Hong Kong company which is subject to a profits tax rate of 17.5%.
-

Lightscape Technologies (Macau) Limited (“Lightscape Macau”) is a company incorporated in Macau Special Administrative Region, which is subjected to progressive tax rate charging at a rate of 12% in maximum.

-	Other companies are dormant and had no assessable profits earned during the periods presented.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 16. INCOME TAX (continued)

Income tax expense for the three months and nine months ended December 31, 2007 and 2006 represents the provision for income tax in the following jurisdictions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Current taxes:
Hong Kong	-	(7,537)	-	10,299
Macau	-	70,529	-	206,977
Mainland, PRC	-	619	-	49,139

	-	63,611	-	266,415

Income tax expense for the nine months ended December 31, 2006 represented the provision for income tax of the subsidiaries operating in Hong Kong, Macau and Mainland PRC which were calculated at the applicable tax rate.

NOTE 17. COMMITMENTS

The Company as Lessor

Energy saver rental income earned was nil and $1,285 for the nine months ended December 31, 2007 and 2006, respectively.

The Company as Lessee

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 1.75 years to 3.25 years. The following is a summary of future minimum lease payments under operating leases as of December 31, 2007. Rental expense was $ 131,431 and $125,761 for the nine months ended December 31, 2007 and 2006, respectively.

Twelve months ending December 31,

$
2008	315,094
2009	127,710
2010	96,401
539,205

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 17. COMMITMENTS (continued)

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

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

The Company repaid $1,385 to its shareholder, Tomi Fuji Corporation Limited (“TFCL”), during the nine months ended December 31, 2007.

Pursuant to the terms of the agreements in relation to the acquisition of interest in Tomi Fuji Energy Management Services Limited (“TFEMS”), a beneficial owner of TFCL has guaranteed to pay the shortfall to the Company should the net profit of TFEMS for the period from the date of acquisition to June 30, 2005 (“the guaranteed period”) fall below a warranted sum. The profits for the guaranteed period fell short by $604,546 and the Company is currently pursuing the guarantor for the enforcement of this guarantee.

Pursuant to the terms of a Sale and Purchase Agreement dated September 29, 2006 for the acquisition of a 50.4% interest in Lightscape Macau by the Company, each of the Vendors and the Guarantors to the agreement irrevocably and unconditionally guaranteed jointly and severally to the Company that the Net Profit for the Guarantee Period from October 1, 2006 to September 30, 2007 as shown in the audited consolidated financial statements of Lightscape Macau and its subsidiaries ending such date shall not be less than the Guaranteed Net Profit of HK$20,000,000. If the Net Profit is less than the Guaranteed Net Profit, then the Vendors and the Guarantors shall jointly and severally pay to the Company in cash within fourteen (14) calendar days after the delivery of the audited consolidated financial statements of Lightscape Macau and its subsidiaries aforesaid an amount calculated as follows:

Amount payable to the Company = (Guaranteed Net Profit – Net Profit) X 40%

Management is taking action to follow up on any potential deficiency.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS (continued)

Related Party Balances

As of December 31, 2007, the amounts due to a director and a shareholder represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$

Amount due to a director
Bondy Tan	1,451,868	39,846

Amount due to a shareholder
TFCL	45,161	46,546

NOTE 20. SEGMENT INFORMATION

The Company is a holding company owning subsidiaries principally engaged in (i) the provision of LED lighting products and services (“Lighting design solutions”) through Lightscape Macau and Lightscape Technologies (Greater China) Limited, (ii) the manufacture and distribution of lighting source products (“Lighting source business”) through Beijing Illumination, and (iii) the development, manufacture and distribution of energy saving products and technologies and the provision of consulting and customer training services (“Energy saving business”) through TTHL.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 2). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 20. SEGMENT INFORMATION (continued)

Information for the Lighting design solutions, Lighting source business and Energy saving business is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net revenues:
Energy saving business	20,801	86,897	81,706	522,657
Lighting source business	639,336	870,008	1,864,629	3,825,098
Lighting design solutions
- Sales	1,114,215	1,928,020	1,137,457	1,928,020
- Contract revenue	1,856,557	358,281	1,856,557	5,471,374
	3,630,909	3,243,206	4,940,349	11,747,149

Segment (loss)/profit before
income tax and minority interests:
Energy saving business	(487,362)	22,003	(1,846,816)	(128,588)
Lighting source business	(201,477)	148,428	(722,139)	509,922
Lighting design solutions	116,924	587,021	(373,389	1,659,699
	(571,915)	757,452	(2,942,344)	2,041,033

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Segment assets:
Energy saving business	2,587,189	7,602,314
Lighting source business	15,765,579	16,781,711
Lighting design solutions	7,203,852	4,198,022
	25,556,620	28,582,047

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 20. SEGMENT INFORMATION (continued)

Geographical Information:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Total sales:
Mainland, the PRC	489,989	2,662,936	1,609,527	4,507,807
Hong Kong	2,039,457	61,735	2,076,669	121,861
India	47,548	32,465	91,910	255,579
Singapore	158,748	-	181,990	925,450
United States	-	30,528	-	52,735
Macau	801,792	358,281	801,792	5,471,374
Others	93,375	97,261	178,461	412,343
	3,630,909	3,243,206	4,940,349	11,747,149

No reconciliation is required as there is no unallocated amount relating to corporate operations which is not included in the segment information.

The location of the Company’s long-lived assets is as follows:

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
	$	$
Hong Kong	8,967,615	10,069,185
Macau	-	-
Mainland, the PRC	5,176,374	5,421,797
	14,143,989	15,490,982

NOTE 21. SHARE CAPITAL AND OPTIONS

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

NOTE 21. SHARE CAPITAL AND OPTIONS (continued)

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

On December 11, 2007, the Company entered into a subscription agreement with SMC Investment Management Limited, a British Virgin Islands company (“SMC”). Pursuant to the terms and conditions of the subscription agreement, the Company agreed to issue 2,450,000 common shares at a price per share of $0.65 to SMC. On December 11, 2007, the Company closed the subscription agreement. Pursuant to the terms and conditions of the subscription agreement, the Company issued 2,450,000 common shares at a price per share of $0.65 to SMC for gross proceeds of $1,592,500.

Some common shares issued in respect of acquisitions of subsidiaries may be subject to cancellation if the net profit guaranteed on the dates of the acquisitions is unlikely to be achieved.

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

We are a holding company owning subsidiaries engaged in three main business activities: (1) LED lighting solutions, (2) lighting source products and (3) energy-savings solutions. During the nine months ended December 31, 2007, approximately 60% of our revenue was derived from our LED lighting solutions business, 39% from our lighting source products business and 1% from our energy-savings solutions business.

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

Energy-Savings Solutions Business

Tech Team Holdings Limited is a developer, manufacturer and integrator of energy-saving products and technologies, and a provider of energy management consulting services. Tech Team’s primary product is the Eco-

Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions.

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

Summary of Key Results

Total net revenue for the nine months ended December 31, 2007 was $4,940,349 which represents a 58% decrease from the total net revenue of $11,747,149 for the nine months ended December 31, 2006.

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, for the nine months ended December 31, 2007 were $3,353,749 which represents a 14% increase in operating expenses of $2,942,707 for the nine months ended December 31, 2006.

Interest expense for the nine months ended December 31, 2007 was $397,548, which represents a 61% increase over $247,019 for the nine months ended December 31, 2006.

Loss before income tax and minority interest for the nine months ended December 31, 2007 was $2,942,344 compared to a profit of $2,041,033 for the nine months ended December 31, 2006.

Net loss for the nine months ended December 31, 2007 was $2,864,561 compared to a net profit of $1,608,575 for the nine months ended December 31, 2006.

Basic loss per share for the nine months ended December 31, 2007 was $0.07 compared to basic earnings per share of $0.05 for the nine months ended December 31, 2006. Fully diluted loss per share for the nine months ended December 31, 2007 was $0.07 compared to earnings per share of $0.05 on a fully diluted basis for the nine months ended December 31, 2006.

Results of Operations – Three Months Ended December 31, 2007

Our company’s loss before taxes and minority interest for the three months ended December 31, 2007 was $571,915 as compared to profit before taxes and minority interest of $757,452 for the three months ended December 31, 2006. The decrease in profit is primarily attributable to the decrease in revenues from the sale of lighting source products by Beijing Illumination, and the increase in up-front staff and research and development costs incurred to support the increasing number of LED lighting solutions projects expected in the foreseeable future.

Revenues and Cost of Revenues

Total net revenue for the three months ended December 31, 2007 was $3,630,909 which represents a 12% increase from the total net revenue of $3,243,206 for the three months ended December 31, 2006. The increase in net revenues is primarily attributable to the increase in contract revenues from LED lighting solutions by Lightscape Greater China.

Specifically, sales and contract revenue related to our LED lighting solutions business increased 30% to $2,970,772 for the three months ended December 31, 2007 from $2,286,301 during the three months ended December 31, 2006. The increase in revenues was due primarily to the completion of several LED lighting solutions contracts during the three months ended December 31, 2007. Our LED lighting solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

Sales of lighting source products derived from Beijing Illumination were $639,336 for the three months ended December 31, 2007 compared to $870,008 for the three months ended December 31, 2006, representing a decrease of 27%. The decrease in revenues from Beijing Illumination was due primarily to the effect of the company’s change of local senior executives and internal restructuring during the three months ended December 31, 2007. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in China. Revenues from sales of lighting source products are expected to increase in the foreseeable future following the completion of the internal restructuring initiatives.

Revenue related to our energy-saving solutions decreased 76% to $20,801 for the three months ended December 31, 2007 from $86,897 during the three months ended December 31, 2006. Although our company has expanded our operations in the business segments of the provision of LED lighting design solutions, as well as manufacturing and sales of lighting source products, management intends to develop our energy-savings solutions segment into a core business unit in the future. Management is currently revisiting our marketing strategy related to the promotion and sale of our energy-saving solutions.

Cost of revenues for the three months ended December 31, 2007 was $2,927,284, which represents an increase of 123% as compared with cost of revenues of $1,312,791 for the three months ended December 31, 2006. The increase in the cost of revenues during the three months ended December 31, 2007 was primarily due to lower gross margins derived from LED lighting solutions contracts completed during the three months ended December 31, 2007 as compared to LED lighting solutions contracts completed during the three months ended December 31, 2006.

Amortization of intangible assets incurred for the three months ended December 31, 2007 was $180,131 as compared with the amortization of $180,131 for the three months ended December 31, 2006.

Operating Expenses

Operating expenses for the three months ended December 31, 2007 were $1,102,566, which represents a 20% increase from operating expenses of $922,094 for the three months ended December 31, 2006. Selling and marketing expenses as well as general and administrative expenses constitute the components of our company’s operating expenses.

Selling and marketing expenses for the three months ended December 31, 2007 decreased approximately 19% to $149,977 from $185,379 for the three months ended December 31, 2006. Our company anticipates that selling and marketing expenses will increase in the future to support our company’s further expansion in the LED lighting solutions and lighting source products business segments.

General and administrative expenses increased 29% during the three months ended December 31, 2007 to $952,589 from $736,715 for the three months ended December 31, 2006. The increase was mainly due to increased staff and research and development costs for the three months ended December 31, 2007 to provide the foundation to support our anticipated overall business growth. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand.

Interest expense decreased to $1,903 for the three months ended December 31, 2007 as compared to $80,130 for the three months ended December 31, 2006. The decrease was primarily due to decreased interest expenses on short-term borrowings during the three months ended December 31, 2007 as a result of a reduction in interest-bearing short-term borrowings.

Results of Operations – Nine Months Ended December 31, 2007

Our company’s loss before taxes and minority interest for the nine months ended December 31, 2007 was $2,942,344 as compared to profit before taxes and minority interest of $2,041,033 for the nine months ended December 31, 2006. The decrease in profit is primarily attributable to the decrease in contract revenues from LED lighting solutions by Lightscape Macau and Lightscape Greater China, the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination, and the increase in up-front staff and research and development costs incurred to support the increasing number of LED lighting solutions projects expected in the foreseeable future.

Revenues and Cost of Revenues

Total net revenue for the nine months ended December 31, 2007 was $4,940,349 which represents a 58% decrease from the total net revenue of $11,747,149 for the nine months ended December 31, 2006. The decrease in net revenues is primarily attributable to the decrease in contract revenues from LED lighting solutions by Lightscape Macau and Lightscape Greater China, and the decrease in revenues from the sale of lighting source products by subsidiary Beijing Illumination.

Specifically, sales and contract revenue related to our LED lighting solutions business decreased by 60% to $2,994,014 for the nine months ended December 31, 2007 from $7,399,394 during the nine months ended December 31, 2006. The decrease in revenues was due primarily to the longer than expected lead times to secure and complete new LED lighting solutions contracts during the nine months ended December 31, 2007. Our LED lighting solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

Sales of lighting source products derived from Beijing Illumination were $1,864,629 for the nine months ended December 31, 2007 compared to $3,825,098 for the nine months ended December 31, 2006, representing a decrease of 51%. The decrease in revenues from Beijing Illumination was due primarily to the effect of the company’s change of local senior executives and internal restructuring during the nine months ended December 31, 2007. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in China. Revenues from sales of lighting source products are expected to increase in the foreseeable future following the completion of the internal restructuring initiatives.

Revenue related to our energy-saving systems decreased by 84% to $81,706 for the nine months ended December 31, 2007 from $522,657 during the nine months ended December 31, 2006. Although our company has expanded our operations in the business segments of the provision of LED lighting design solutions, as well as manufacturing and sales of lighting source products, management intends to develop our energy-savings solutions segment into a core business unit in the future. Management is currently revisiting our marketing strategy related to the promotion and sale of our energy-saving solutions.

Cost of revenues for the nine months ended December 31, 2007 was $3,880,953, which represents a decrease of 40% as compared with cost of revenues of $6,502,689 for the nine months ended December 31, 2006. The decrease in the cost of revenues during the nine months ended December 31, 2007 was directly associated with the corresponding decrease in revenues.

Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services Limited and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the nine months ended December 31, 2007 was $540,393 as compared to $507,508 for the nine months ended December 31, 2006.

Operating Expenses

Operating expenses for the nine months ended December 31, 2007 were $3,353,749, which represents a 14% increase from operating expenses of $2,942,707 for the nine months ended December 31, 2006. Selling and marketing expenses as well as general and administrative expenses constitute the components of our company’s operating expenses.

Selling and marketing expenses for the nine months ended December 31, 2007 decreased approximately 2% to $510,288 from $521,490 for the nine months ended December 31, 2006. Our company anticipates that selling and marketing expenses will increase in the future to support our company’s further expansion in the LED lighting solutions and lighting source products business segments.

General and administrative expenses increased 17% during the nine months ended December 31, 2007 to $2,843,461 from $2,421,217 for the nine months ended December 31, 2006. The increase was mainly due to increased staff and research and development costs for the nine months ended December 31, 2007 to provide the foundation to support our anticipated overall business growth. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand.

Interest expense increased to $397,548 for the nine months ended December 31, 2007 as compared to $247,019 for the nine months ended December 31, 2006. The increase was primarily due to recognition of interest expenses on convertible notes during the nine months ended December 31, 2007. No further provision for interest expenses related to the convertible notes is required as the convertible notes have been redeemed.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable, and net investment in sales-type leases.

As of December 31, 2007, our company had a net working capital surplus of $5,714,247 compared with a surplus of $5,837,302 as of March 31, 2007, representing a decrease in working capital of $123,055. The cash and cash equivalents of our company decreased to $464,412 as at December 31, 2007 as compared to $4,117,107 as of March 31, 2007. The decrease is primarily attributable to an increase in inventories and early redemption of redeemable convertible notes. As of December 31, 2007, our company had not obtained any credit facilities.

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

Cash Flow Related to Operating Activities

Operating activities used cash of $4,101,871 for the nine months ended December 31, 2007 as compared to cash provided of $4,478,706 for the nine months ended December 31, 2006. The net cash used in operating activities was mainly due to an increase in inventories and costs on uncompleted contracts, a decrease in trade payables and the net loss incurred during the nine months ended December 31, 2007.

Cash Flow Related to Investing Activities

Net cash used in investing activities amounted to $243,256 during the nine months ended December 31, 2007 as compared with investing activities using cash of $883,369 during the nine months ended December 31, 2006. The decrease in cash used in investing activities is attributable primarily to a decrease in construction in progress during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.

Cash Flow Related to Financing Activities

Financing activities generated cash of $692,432 for the nine months ended December 31, 2007 as compared to financing activities using cash of $3,486,404 for the nine months ended December 31, 2006. The increase in net cash flow from financing activities was mainly due to new fundraising activities and a reduction in the repayment of short-term borrowings and long-term debts during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.

Capital Expenditures

Our company incurred capital expenditures of $243,256 during the nine months ended December 31, 2007 and $867,162 for the nine months ended December 31, 2006. The decrease in capital expenditures for the nine months ended December 31, 2007 as compared to December 31, 2006 was mainly attributable to decreased purchases of equipment. As of December 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

Over 37% of our revenue was contributed from contract revenue of lighting design solutions with two customers for the nine months ended December 31, 2007. If the customers ceased their business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there will be a negative impact on our overall performance.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

Our company currently relies on several vendors, two of which accounts for more than 50% of our purchases for the nine months ended December 31, 2007. If these vendors terminate their relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2007. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

10.3	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.4	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.5	Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems

Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.6

Amendment Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP dated June 21, 2006 to Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.7

Sale and Purchase Agreement between Tech Team Development Limited, Albert Yee Tat Chan, Luminous LED Technologies Limited, Michelle Siu Kwan Lam and Joseph Sui Kei Lam, dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.8

Cancellation Deed between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam, Joseph Sui Kei Lam and Lightscape Holding Ltd., dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.9

OEM Agreement between Lightscape Technologies (Macau) Limited and Strong Base Electronic-optic Technology Corp., dated October 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2006)

10.10	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.11

Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.12	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.13

Subscription Agreement between Global Innovative Systems Inc., Full Moon Resources Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.14	Note issued by Global Innovative Systems Inc. to Full Moon Resources Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

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

10.18	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.19

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

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

By:/s/ Bondy Tan
Bondy Tan
President, Secretary and Treasurer
and Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: February 14, 2008