Form 10KSB
period 2008-03-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2008-07-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $6,032,423

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was
37,104,739 common shares @ $1.50 (1) = $55,657,108.50

(1) Closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board on
June 30, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

55,876,410 common shares issued and outstanding as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

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

Company Overview

          We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” and on April 23, 2007, we changed our name to “Lightscape Technologies Inc.” The name change became effective with NASDAQ’s OTC Bulletin Board at the opening for trading on April 23, 2007 under the new stock symbol “LTSC”.

          We are a holding company engaged in four main business activities: (i) light-emitting diode (“LED”) outdoor advertising, (ii) LED solutions, (iii) lighting source products and (iv) energy-savings solutions. During the fiscal year ended March 31, 2008, approximately 0% of our revenue was derived from our LED outdoor advertising business, 59% from our LED solutions business, 40% from our lighting source products business and 1% from our energy-savings solutions business.

LED Outdoor Advertising Business

          On February 12, 2008, we entered into a joint venture agreement with Beijing Xintong Media & Cultural Development Co. Ltd. (“BX”) to build an LED outdoor advertising network in the People’s Republic of China (the “PRC” or “China”).

          Pursuant to the terms of the joint venture agreement, the joint venture company will be named Beijing Xintong New Vision Media Advertising Co. Ltd. (“BXNV”), an existing company incorporated in the PRC. Our company agreed to contribute to BXNV cash and an LED billboard for the joint venture’s initial installation within ninety business days of signing the agreement. In exchange for these contributions, we would obtain 50.1% ownership of BXNV, with the remaining 49.9% to be held by BX. Additionally, our company would be the exclusive supplier to sell LED modules and screens to the joint venture in the future. As per the terms of the joint venture agreement, BX agreed to contribute cash to BXNV and agreed to secure certain government licenses, rental agreements and advertising agreements for BXNV relating to the placement of LED billboards at new and existing properties in China and the advertising content to be displayed on the LED screens. The parties agreed that the closing of the joint venture agreement would occur within ninety business days of signing the agreement. As of June 30, 2008, the joint venture agreement has not closed and the parties have verbally agreed to extend the closing date indefinitely. We expect to close the agreement in late August 2008.

          The operations of the joint venture company are anticipated to include the sourcing, design installation, servicing and maintenance of large-sized LED billboards at locations in China, and the securing of advertising contracts for advertising and media content to be displayed on the LED screens. The joint venture plans to target niche applications which are currently underserved by existing competition. Target applications include the installation of LED billboards averaging approximately 150 square meters (approximately 1,615 square feet) in area located primarily on outdoor façade walls of shopping centers, hotels, offices and other commercial buildings. The prime locations for the joint venture’s LED screens are major property developments owned by BX’s parent the New World Group.

          The primary end-user markets for the LED outdoor advertising network are expected to be major advertising agencies in China and Hong Kong, and individual advertisers, such as major corporations and government entities, based in China and Hong Kong. Demand for LED outdoor advertising is primarily based on clients’ desire to cost-effectively distribute advertisements to as large a target market of viewers as possible. The joint venture’s outdoor advertising network is expected to meet these demands through the large size of the LED billboards and the location of the LED billboards in high-traffic commercial and residential areas. Advertising contracts are expected to be secured primarily by the internal sales team of BXNV.

          As of June 30, 2008, we have completed the installation of one LED billboard on the outside overpass wall of a shopping mall in the Chongwen District of Beijing. The LED screen measures 264 square meters in area (approximately 2,842 square feet). A minimum of twenty-five LED outdoor advertising billboards are targeted to be installed in the largest cities in China by the joint venture by the end of calendar year 2009. In 2010 and beyond, the joint venture intends to expand its network coverage to include other cities in China.

          Our company has formed a strategic partnership with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and is in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the LED billboard network.

LED Solutions Business

          During 2006, we entered the LED solutions business through two acquisitions of the shares of Lightscape Technologies (Macau) Limited (“Lightscape Macau”). On February 6, 2006, we incorporated Lightscape Macau as a joint venture company. Initially, we held 50.4% of the issued and outstanding shares of Lightscape Macau after the commencement of the joint venture. On September 29, 2006, however, we acquired the remaining 49.6% of the issued and outstanding shares of Lightscape Macau in consideration for the payment of $1,550 (MOP12,400) and the issuance of 1,200,000 common shares by our company. Immediately upon the acquisition of the remaining 49.6% interest, the 1,200,000 common shares were delivered into escrow pursuant to an Escrow Agreement dated September 29, 2006 between Chan Albert Yee Tat, Luminous LED Technologies Limited, Tech Team Development Limited and Clark Wilson LLP. The escrowed shares were to be held and released to the vendors so long as the net profit of Lightscape Macau is not less than $2,564,103 (HK$20,000,000) during the period from October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau was less than $2,564,103 (HK$20,000,000) during the period, a percentage of the common shares currently held in escrow equal to the percentage of the shortfall in net profit were to be released by the escrow agent for immediate cancellation by our company, with the balance of the common shares to be released to the vendors. If Lightscape Macau failed to generate any net profit during the period, all of the escrowed shares were to be released by the escrow agent for immediate cancellation by our company. Our company believes that Lightscape Macau failed to generate any audited net profit during the period. As of June 30, 2008, we have begun the procedure to have all of the escrowed shares released from escrow and delivered to our company for cancellation.

          During 2007, we also incorporated a wholly-owned subsidiary, Lightscape Technologies (Greater China) Limited in Hong Kong to engage in the LED solutions business in Hong Kong and China.

          We operate in three principal lines of the LED products and services industry: (i) LED Systems, (ii) original equipment manufacturing (“OEM”) and Licensing, and (iii) LED Screen Rental Service.

          Our operations in the LED products and services industry focus on the use of semiconductor devices, known as LED’s, as the primary light source. Compared to conventional incandescent and fluorescent lamps, LED’s are designed to offer superior efficiency, reliability and creative design versatility with the additional benefits of lower energy consumption, prolonged operational life and the non-use of mercury.

LED Systems

          We provide creative design, installation and digital control of high-specification LED systems. Our system designs typically consist of various LED hardware components sourced from third parties, including LED video panels, individual LED modules and lighting fixtures of various sizes, intensities and color capabilities, LED flood lights, spotlights, string lights, cove lights, light tubes and light tiles, submersible LED lights, audio-visual equipment, and related support hardware, cabling and accessories.

          These LED-based hardware components are integrated by our design team, installed and then driven by our proprietary digital controller software system, the Multimedia and Video Show Control System. This product is a user-friendly, PC-based software system for the authoring, control and playback of intricate, large-scale video, lighting and audio effects. This product has the ability to simultaneously control up to four high-resolution LED video walls, an unlimited number of multiplex channels, DMX universes, 0-10v analog channels, and RS-232 devices. The software’s graphical user interface and digital control capabilities simplifies the process of creating and playing elaborate video, lighting and multimedia effects through LED systems which may contain thousands of individual addresses.

          Our LED systems are designed for both interior and exterior applications, and our sales and marketing strategy targets clients demanding high-performance video and color lighting systems. Demand for our LED systems is primarily based on our end-user clients’ desire to add programmable video and/or dynamic lighting effects to their properties in order to attract and retain customers, and/or to differentiate and accentuate architectural elements. Demand is also driven by clients’ desire for reliable, low-maintenance and energy-efficient video and lighting design solutions.

          The primary end-user markets for our LED systems include hospitality (casinos, hotels, nightclubs), entertainment (concert halls, theaters, television studios), retail (shopping centers, digital signage), high-end residential (condominiums), architectural (public landmarks, fountains, office buildings), and special exhibits (conventions, trade show booths). The geographical target markets for our LED systems include Macau, Hong Kong, China and Singapore.

          Our LED systems are typically specified within a design plan developed by architects or lighting designers engaged by the owner of an end-user project. Our sales personnel work with the architects and lighting designers on the design process to incorporate our LED systems. Our LED systems are then typically purchased by general contractors or electrical contractors engaged by the owner of an end-user project, or by the project owner directly. During installation of the LED system, we provide on-site supervision to ensure that the LED hardware is properly installed and operational. We also typically provide client training services in the use of our digital controller software, and collaborate with clients in using our software system to create customized video, lighting and multimedia effects for playback on the installed LED system.

          Our LED systems are sold primarily by our internal sales team through established relationships with architects, lighting designers and real estate development owners. A core component of our sales team’s approach is a focus on design creativity, including the professional production of videos for each potential client with animated renderings of the artistic vision for the client’s installed systems and the types of creative multimedia and lighting effects that may be achieved.

OEM and Licensing

          We offer OEM and licensing of our proprietary digital controller software product, the Multimedia and Video Show Control System. Our OEM business primarily targets LED manufacturers and LED system designers which use our software system to create and control video, lighting and multimedia effects for their own LED systems, which are typically sold under their own brand name. We also license our software system, primarily to owners of end-user projects which have installed or rented our LED systems. Our OEM and licensing sales are primarily made by our internal sales team and our geographical target markets include Macau, Hong Kong, China and Singapore.

LED Rentals

          We provide rentals of LED-based hardware. The main products we rent include LED video panels and LED video walls. Complementary products we rent include individual LED fixtures of various sizes, intensities and color capabilities, LED flood lights and spotlights. Demand for LED hardware rentals is primarily based on clients’ desire to cost-effectively meet their short-term need for dynamic video and lighting effects in order to deliver advertising, messaging and/or dramatic lighting effects.

          The primary markets for LED rentals include corporate events (conventions, conferences, trade shows, special exhibits), advertising companies (indoor and outdoor digital signage), television and film productions, government (special events), and live performances (theatre productions, music concerts). Our LED rental sales are primarily made by our internal sales team and our geographical target markets currently include Macau and Hong Kong.

Lighting Source Products Business

          Our company entered into the lighting source products business through several transactions that culminated in our company acquiring 76.8% of the issued and outstanding common shares of Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) through the issuance of 13,683,153 shares of common stock and a cash payment of $1,928,021. As a result, Beijing Illumination is now a majority-owned subsidiary of our company. Following the acquisition of a majority interest in Beijing Illumination on February 27, 2006, we expanded our business into the manufacturing and sale of lighting and specialty lighting source products.

          Beijing Illumination is an investment holding company which is engaged in the manufacture, sale, research and development of lighting products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Ltd., manufactures and sells the following four main categories of high-intensity discharge (“HID”) related lighting products: (i) metal halide lamps; (ii) high-pressure sodium lamps; (iii) xenon lamps; and (iv) special application HID lamps. In addition to HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps.

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

Energy-Savings Solutions Business

          On January 13, 2005, we closed a share exchange agreement dated January 7, 2005, whereby we acquired all of the issued and outstanding ordinary shares of Tech Team Holdings Limited (“Tech Team”) in exchange for the issuance, by our company, of 13,000,000 shares of our common stock to the former shareholders of Tech Team. As a result of the share exchange transaction, Tech Team became a wholly-owned subsidiary of our company as of January 13, 2005. As the former shareholders of Tech Team held 68.3% of the shares of our common stock as of the acquisition date, and because the business of Tech Team represented the only business operations of our company at that time, the acquisition of Tech Team was deemed to be a reverse acquisition for accounting purposes. As of January 13, 2005, we commenced the business of selling energy-saving products through Tech Team, our wholly-owned operating subsidiary.

          Tech Team is a developer, manufacturer and integrator of energy-saving products and technologies, and a provider of energy management consulting services. Tech Team’s primary product is the Eco-Pro Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. The technology can be applied to a broad range of commercial, industrial, civil and residential applications, including commercial buildings, office buildings, factories, industrial plants and street lighting. In addition, Tech Team is a value added reseller of complementary energy-efficiency products which can be integrated and installed with the Eco-Pro Energy Saver system to further condition the power flow and enhance energy-savings rates for clients. These complementary products include voltage stabilizers, high-performance T5 lighting systems, active harmonic filters, transient voltage surge suppressors and power factor correction systems. Tech Team’s energy management consulting services include energy audits, design of customized energy management solutions, product integration and system installation, customer training and after-sales service support.

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

  Distributorships: Tech Team markets and sells products in Hong Kong, China, Macau and Singapore through non-exclusive distributorship agreements. Tech Team currently has distributorship agreements within these regions with five private companies and one quasi- governmental organization. The Hong Kong Productivity Council has endorsed Tech Team’s products, and the council introduces Tech Team’s energy management solutions to its affiliates and members via seminars and exhibitions. Tech Team has also signed a Marketing and Sales Cooperation Agreement with Shanghai ISSON Power Quality Co. Ltd., a subsidiary of the Baoshan Steel Group. This is an institute which develops and promotes energy efficiency solutions for entities throughout China. The distributorship agreements enable Tech Team to access the distributor’s existing clientele and relationship network, which allows for market penetration with minimal overhead expenses.

          Tech Team utilizes the following three types of sales agreements: (i) service contracts, (ii) direct sales contracts and (iii) trading contracts. For service contracts, the revenue from consulting services is recognized when the services have been provided and completed. This method is used to recognize revenue for service contracts because such services are provided within a short period of time and because Tech Team’s obligations are met upon completion and fulfillment in accordance with the service contracts. Revenue from direct sales is obtained from sales of hardware or sales-type leases. Such sales are recognized when the product is delivered and installed and all outstanding obligations of Tech Team pursuant to the sales contract are completed. Revenue from trading contracts is also obtained from hardware sales but represents sales to distributors and agents and is recognized when the product is delivered and title is transferred. In general, Tech Team recognizes revenue when it is realized or realizable and earned. Tech Team considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sale price is fixed or determinable, and collectively is reasonably assured.

          During the year ended March 31, 2008, our company discontinued operations in the energy-savings solutions business. We decided to discontinue operations in the energy-savings solutions business to more effectively utilize our financial and other resources within our other business units, including our LED outdoor advertising business and LED solutions business.

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

LED Outdoor Advertising Business

          Our LED outdoor advertising business competes with other China-based out-of-home audiovisual media network providers, including Focus Media Holding Ltd., Clear Media Limited and TOM Group Limited. These companies have large, established outdoor advertising networks and sales channels, and substantially greater resources to devote to building and maintaining outdoor advertising networks and securing advertising contracts than we do. Our competitive advantages include: our joint venture partner’s subsidiary relationship with the New World Group, which is expected to enhance the ability of the joint venture to locate LED billboards on high-traffic buildings in prime locations owned by the New World Group, and to enhance its ability to navigate and comply with applicable government regulations; the large-size of our planned LED billboard installations (averaging approximately 150 square meters or 1,615 square feet in area); and our experience in the sourcing, installation and digital control of large-size LED video walls.

LED Solutions Business

          Our LED systems, OEM software and LED rental service compete with video and lighting products utilizing traditional lighting technology provided by many vendors. In the high-performance video and color lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers of LED systems and designers of LED-based lighting solutions. However, we are increasingly experiencing competition from larger, more established companies, including those in the general lighting industry such as Koninklijke Philips Electronics NV which have established and expanded business units competing in the LED systems market. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture, marketing, design and installation of LED systems and rentals of LED hardware than we do. Our competitive advantages include: our focus on providing artistic, creative and customized LED solutions which meet clients’ demands for both architectural enhancements and energy-efficiency; our established supply chain to OEM manufacturers of low-cost, high-quality LED hardware; and our proprietary digital controller software system capable of creating customized video, lighting and multimedia effects for playback on installed LED systems.

Lighting Source Products Business

          There are currently about 6 to 8 manufacturers of electric arc tubes of metal halide lamps and approximately 30 manufacturers of electric arc tubes of high-pressure sodium lamps in the PRC. Beijing Illumination is the first and only domestic manufacturer in the PRC equipped with the production facilities for ultra high-pressure mercury lamps.

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

Raw Materials and Principal Suppliers

          The primary hardware required for the operation of our LED outdoor advertising and LED solutions businesses consists of LED billboards and video panels, individual LED modules and fixtures of various sizes, intensities and color capabilities, LED flood lights, spotlights, string lights, cove lights, light tubes and light tiles, submersible LED lights, audio-visual equipment, and related support hardware, cabling and accessories. We purchase our LED-based hardware primarily from third party manufacturers who build these components according to our design and technical specifications. We select component suppliers based on price and quality. Maintaining a steady supply of our LED-based hardware is important to our operations and the growth of our LED solutions business, including our LED outdoor advertising network. We also develop and integrate proprietary software to drive the authoring, control and playback of content on our LED billboards and our other LED-based systems.

          Two OEMs in China were the major suppliers of LED hardware for our LED-based business during the year ended March 31, 2008. There are many qualified alternative suppliers for our equipment, and our obligation to our current suppliers is not exclusive. We have never experienced any material delay or interruption in the supply of our LED hardware.

          The primary hardware used in the manufacture of our lighting source products includes lighting ballasts, capacitors, arc tubes and glass bulbs. We purchase component parts from third party wholesale distributors. We select component suppliers based on price and quality. Our company is not materially dependent upon any one supplier for component parts used in the manufacture of our lighting source products, and at the present time, raw materials and components are in adequate supply.

     Tech Team’s principal supplier of component parts for energy savings equipment is Guilin Electrical Equipment Scientific Research Institute. Under a 10-year Original Equipment Manufacturer Agreement dated June 1, 2000, Guilin Electrical Equipment Scientific Research Institute manufactures component parts used by Tech Team to assemble and create trademarked Eco-Pro Energy Saver products. Tech Team has established its own product assembly facility in Zhuhai, PRC, where the component parts are assembled into finished products. Tech Team relies on Guilin Electrical Equipment Scientific Research Institute for the manufacture of its component parts, and a sudden change in the business affairs of this entity would have an effect on Tech Team. The principal components of Tech Team’s energy-saving products are magnetic steel coils, computer chips, circuit boards, transformers and miscellaneous electrical circuitry and components. The prices for these components are subject to market forces largely beyond Tech Team’s control. The prices for these components have varied significantly in the past and may vary significantly in the future.

Significant Customers

          Over 42% of our total revenue was derived from the sale of LED systems to two customers during the year ended March 31, 2008.

Compliance with Environmental Laws

          To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, that requires compliance with federal, state or local environmental laws in any jurisdictions of our operation.

Government Regulation

          Our LED outdoor advertising business is subject to compliance with certain government regulations in the PRC. We operate our LED outdoor advertising business in the PRC under a regulatory regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and ministries and agencies under its authority including the State Administration for Industry and Commerce, or SAIC.

          The principal regulations governing outdoor advertising businesses in the PRC include:

  The Advertising Law (1994);

  The Advertising Administrative Regulations (1987);

  The Implementing Rules for the Advertising Administrative Regulations (2004); and

  The Outdoor Advertising Registration Administrative Regulations (1995).

Regulation of Business Licenses for Advertising Operations

          Companies engaged in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such business licenses from the local branches of the SAIC as required by the existing PRC regulations. We do not expect to encounter any material difficulties in obtaining or maintaining our required business licenses for the operation of our LED outdoor advertising business in the PRC.

Regulation of Outdoor Advertising

          The Advertising Law stipulates that the exhibition and display of outdoor advertisements must not:

  utilize traffic safety facilities and traffic signs;

  impede the use of public facilities, traffic safety facilities and traffic signs;

  obstruct commercial and public activities or create an eyesore in urban areas;

  be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; and

  be placed in areas prohibited by the local governments from having outdoor advertisements.

          In addition, The Outdoor Advertising Registration Administrative Regulations stipulate that outdoor advertisements in China must be registered with the local SAIC before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed outdoor advertisement. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our LED outdoor advertising billboards. We do not expect to encounter any material difficulties in obtaining or maintaining our required certificates for the dissemination of outdoor advertisements in the PRC.

          The placement and installation of LED billboards is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our LED outdoor advertising billboards currently installed or planned to be installed in the PRC. We do not expect to encounter any material difficulties in obtaining or maintaining our required government approvals for the installation or operation of our LED outdoor advertising billboards in the PRC

Regulation of Advertising Content

          PRC advertising regulations stipulate certain content requirements for advertisements in the PRC, which include prohibitions on misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anaesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast media. It is also prohibited to display tobacco advertisements in any public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through out-of-home forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination. We do not believe that advertisements containing content subject to restriction or censorship will comprise a material portion of the advertisements expected to be shown on our LED outdoor advertising billboard network.

          Advertising operators and distributors are required by PRC advertising regulations to ensure that the content of the advertisements they distribute are in full compliance with applicable law. In providing advertising services, advertising operators and distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities which are subject to government censorship and approval, advertising distributors are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

          We intend to employ (or access through our joint venture relationship) qualified inspectors specifically trained to review advertising content for compliance with relevant PRC laws and regulations.

Research and Development

          Our company spent $133,000 on research and development activities among all of our subsidiaries during the year ended March 31, 2008. During the year ended March 31, 2007, our company did not spend a material amount on research and development activities.

          Within our LED solutions business, our software engineers develop and improve upon high-end digital software controllers which integrate the control of video, lighting, electrical and mechanical devices within our LED systems. Our product engineers also develop customized, innovative LED lighting products such as LED lighting tubes to enhance lighting distances and customized LED lighting fixtures for use in our LED lighting systems.

          Within our lighting source products business, we have engaged in a joint venture with U.S. based research and development house eeLe Laboratories (LLC) for collaborative research and development of new lighting source products, such as front and rear projection display systems and fiber optic lighting.

Intellectual Property

Patents and Trademarks

          Our patents granted, patents pending and registered trademarks are as follows:

Name	Type	ID No.	Owner	Jurisdiction

Multi Media & Video Show Control System	Patent	HK1105528	Grandplex Development Limited	Hong Kong
FX Glass	Patent	HK1105525	Grandplex Development Limited	Hong Kong
Interactive LED System	Patent	HK1105529	Grandplex Development Limited	Hong Kong
Energy saver	Patent	Application Pending	Grandplex Development Limited	China
Multi Media & Video Show	Patent	Application	Grandplex Development	n/a
Control System	Cooperation Treaty	Pending	Limited
FX Glass	Patent Cooperation Treaty	Application Pending	Grandplex Development Limited	n/a
LIGHTSCAPE TECHNOLOGIES	Trademark	300850888	Tech Team Investment Limited	Hong Kong
LIGHTSCAPE TECHNOLOGIES	Trademark	028764-028768	Tech Team Investment Limited	Macau
LIGHTSCAPE TECHNOLOGIES	Trademark	T0708254F T0708255D T0708257J	Tech Team Investment Limited	Singapore
LIGHTSCAPE TECHNOLOGIES	Trademark	Application Pending	Tech Team Investment Limited	USA, EU, China

Name	Type	ID No.	Owner	Jurisdiction

ECO-PRO	Trademark	2000B14800	Grandplex Development Limited	Hong Kong
ECO-PRO	Trademark	TM161948	Grandplex Development Limited	Thailand
ECO-PRO	Trademark	1603844	Grandplex Development Limited	EU
ECO-PRO	Trademark	N/005833	Grandplex Development Limited	Macau

Domain Names

          We own and operate the duly registered internet domain names: www.lightscapetech.com.hk and www.techteam.com.hk. The information contained in our websites does not form part of this annual report. Our company makes available, on or through our websites, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the Securities and Exchange Commission.

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

Employees

          On a consolidated basis among all of our subsidiaries, our company had a total of 223 full-time employees as of March 31, 2008, with approximately 23 in the area of sales and marketing, 162 in operations and 38 in management and administration. As of March 31, 2008, Bondy Tan was the sole employee of Lightscape Technologies Inc. Mr. Tan is the President and Chief Executive Officer of Lightscape Technologies Inc. Of these employees, none are covered by collective bargaining agreements. We plan to appoint a Chief Operating Officer and a Chief Financial Officer during calendar year 2008.

Subsidiaries

          The names of our wholly-owned and majority-owned subsidiaries, their dates of incorporation and the jurisdictions in which they are incorporated are as follows:

			Percentage of
	Date of	Place of	effective
Name of subsidiary	incorporation	incorporation	ownership

Tech Team Holdings Limited	February 15, 2002	The Cayman Islands	100

Tech Team Investment Limited	March 24, 2000	The British Virgin Islands	100

Tech Team Development (Zhuhai) Limited	August 23, 2002	The People’s Republic of China	100

Tech Team Development Limited	October 22, 1999	Hong Kong	100

Luminous Lighting Technology (Asia) Limited	August 23, 2000	Hong Kong	100

			Percentage of
	Date of	Place of	effective
Name of subsidiary	incorporation	incorporation	ownership

Grandplex Development Limited	January 18, 1999	Hong Kong	100

Tech Team (China) Limited	May 22, 2002	The British Virgin Islands	100

Tomi Fuji Energy Management Services Consultants Limited	March 10, 2004	Hong Kong	100

Beijing Illumination (Hong Kong) Limited	October 11, 2002	Hong Kong	76.8

Beijing Aihua New Enterprise Lighting Appliance Company Limited	July 26, 1999	The People’s Republic of China	76.8

Tomi Fuji Energy Pte. Limited	December 17, 2004	Singapore	80

Powerland Technology Limited	September 8, 2005	The British Virgin Islands	100

Lightscape Technologies (Macau) Limited	February 6, 2006	Macau	100

Lightscape Technologies (Greater China) Limited	April 11, 2007	Hong Kong	100

Pro Shing Construction Team Macau Limited	June 19, 2006	Macau	80

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

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

          We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for LED outdoor advertising and LED systems in the PRC. Some of these risks and uncertainties relate to our ability to:

  attract new customers and increased spending per customer;

  increase awareness of our brand and continue to develop customer loyalty;

  respond to competitive market conditions;

  respond to changes in our regulatory environment;

  manage risks associated with intellectual property rights;

  maintain effective control of our costs and expenses;

  raise sufficient capital to sustain and expand our business; and

  attract, retain and motivate qualified personnel.

          If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

          Our business plan calls for expenses, working capital and capital expenditures necessary to continue the build-up of our LED outdoor advertising network and to complete supply and build contracts for LED systems. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

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

Our operations are cash intensive and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

          We expend a significant amount of cash in our operations, principally to fund our procurement of LED-based hardware. Our suppliers typically require payment in full within 30-60 days after delivery, although some of our suppliers provide us with credit. In turn, we typically require our customers to make payment in full on delivery, although we offer some of our long-standing customers credit terms. We generally fund most of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable, we may not have sufficient cash flow to fund our operating costs and our profitability could be adversely affected.

Our operating results may fluctuate from period to period and if we fail to meet market expectations for a particular period, our share price may decline.

          Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including a historical reliance on non-recurring revenue streams. For example, our provision of LED systems generally consists of large-scale, one-off supply and build contracts completed for large property developments. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot assure you that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our share price.

If there are any interruptions to or a decline in the quality of our LED hardware supply channels, our sales could be materially and adversely affected.

          LED video screens, modules and lighting hardware are the principal component parts used in our sales. We procure all of our LED hardware from a number of third-party manufacturers. Our third-party suppliers may not continue to be able to provide an adequate supply of LED hardware to satisfy our present and future sales needs. The supply of LED video screens, modules and lighting hardware is dependent on the output of OEM LED manufacturers. Our current suppliers may not be able to provide LED video screens, modules and lighting hardware of sufficient quality to meet our quality control requirements. Any interruptions to or decline in the amount or quality of our LED hardware supply could materially disrupt our sales and adversely affect our business. We are vulnerable to increases in the price of raw materials (particularly of LED modules and video screens) and other operating costs. If the costs of raw materials or other costs of sales and distribution of our products and services increase, and we are unable to entirely offset these increases by raising prices of our products and services, our profit margins and financial condition could be adversely affected.

Our company is subject to supply channel risk due to a concentration of supply lines with a limited number of vendors and any significant interruption from these vendors may have a material adverse effect on our company.

          Our company currently relies on several vendors, two of which account for more than 50% of our purchases for the year ended March 31, 2008. If these vendors terminate their relationship with our company or if our company’s supply from a vendor is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products.

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

          Management is aware of similar products and services which compete directly with our LED outdoor advertising and LED systems, and some of the companies developing and offering these similar products and services have greater financial, technical and marketing resources, larger LED outdoor advertising and LED system distribution networks, and greater brand name recognition than us. These companies may develop products and services superior to those of our company. Such competition will potentially affect our chances of achieving profitability in the future.

          This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, marketing campaigns, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Further, to the extent our competitors are able to attract and retain customers based on product and/or price advantages, our business and ability to grow could be adversely affected in a material manner. To be successful, we must establish and strengthen our brand awareness, effectively differentiate our product and service lines from those of our competitors and build our strategic partnerships. To achieve this we may have to substantially increase marketing expenses in order to compete effectively.

Our failure to maintain existing relationships or to obtain new relationships with companies that allow us to access desirable locations where we plan to operate our LED outdoor advertising billboards could harm our growth potential and our ability to increase our revenues.

          Our ability to generate future revenues from LED outdoor advertising sales depends largely upon our ability to secure desirable locations for the installation and operation of our large-scale outdoor LED billboards. This, in turn, requires that we develop and maintain joint venture, strategic and/or other business relationships with property owners and developers which own the targeted locations suitable to locate our LED billboards. If we are unable to maintain our existing relationships or to form new relationships with property owners and developers, our ability to install and operate LED outdoor billboards would be negatively impacted. In turn, advertisers may not find advertising on our LED outdoor advertising attractive and may not wish to purchase advertising time slots on our network, which would have a material negative impact on our ability to grow future revenues.

If we are unable to attract advertisers to advertise on the LED outdoor advertising network we are building, we will be unable to generate advertising fees, which could negatively affect our ability to grow revenues.

          The fees we can charge advertisers for time slots on our LED billboard network depends on the size and quality of our LED billboard network and the demand by advertisers for advertising time on our network. Advertisers will choose to advertise on our LED network in part based on the size of our network and the desirability of the locations where we operate our LED outdoor billboards. If we fail to maintain or to increase the number of locations and LED billboards in our network, advertisers may be unwilling to purchase time on our network which could negatively affect our ability to grow our revenues in the future.

We may be subject to government actions based on the content displayed on and the locations of the LED billboards in the LED outdoor advertising network we are building in China.

          In China, The Outdoor Advertising Registration Administrative Regulations stipulate that outdoor advertisements in China must be registered with the local State Administration for Industry and Commerce, or SAIC, before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed outdoor advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our LED outdoor advertising billboards. However, we may be subject to government action if advertisements shown on our outdoor LED network are in violation of relevant PRC advertising laws and regulations or that the advertisements broadcast on our network have not received required approval from the relevant local supervisory bodies.

          In addition, the placement and installation of LED billboards in China is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our LED outdoor advertising billboards currently installed or planned to be installed in the PRC. If our existing or future LED billboards are installed in violation of municipal zoning laws or without the required government approvals and are required to be removed, it would diminish the attractiveness of our LED outdoor advertising network for advertisers and adversely affect our ability to sell advertising space on our network which we would in turn adversely affect our ability to grow future revenues.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

          Currently, we derive a majority of our revenues from the sale of LED systems and lighting source products. We expect to derive a greater proportion of future revenues from our LED outdoor advertising business. Each of these industries in which we are active are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new LED products and services in our markets may reduce demand for our LED products and services. In addition, the rapid technological advancements in HID lighting products may render our current lighting source products obsolete. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

          Our success and ability to compete depends in part on our proprietary technology incorporated in our products and solutions, such as our Multimedia and Video Show Control System used for the authoring, control and playback of content on our LED advertising billboards and LED systems. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our patents and trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brands. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of patent, trademark and trade secret laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely effected.

          To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a number of other skilled personnel, including persons with experience in LED system design, creative lighting design, development of intelligent LED control software, electrical engineering and operations. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

          We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our chief executive officer, Mr. Bondy Tan, to manage our operations. In addition, we also rely on design, engineering, sales and marketing personnel with technical and industry knowledge to market, sell and install our products and services. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them, in particular Mr. Tan, would have a material adverse effect on our business and operations. Competition for senior management personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management personnel that we lose. In addition, if any member of our senior management joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.

Our company is subject to sales channel risk due to a concentration of sales to a limited number of customers and any significant interruption from these customers may have a material adverse effect on our company.

          Over 42% of our revenue was contributed from sales of LED systems to two customers for the year ended March 31, 2008. If these, or any of our customers ceased their business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there will be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

We derive a substantial portion of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

          A substantial portion of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products and services in the PRC will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage the purchase of our products and services, which in turn would have a material adverse effect on our revenues and profitability.

Any changes in the political and economic policies of, or any new regulations implemented by, the Chinese government could affect, or even restrict, the operation of our business and our ability to generate revenues.

          Our business is currently focused on the sale of LED outdoor advertising and LED products and services in China. Accordingly, our business, results of operations and financial condition are affected to a significant degree by any economic, political and legal developments in China.

          Since the late 1970s, the Chinese government has been reforming its economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and the development of specialty lighting products and services in China. Any such changes would have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, adjustments in policies by the Chinese government or changes in laws and regulations on the sale of LED outdoor advertising or LED products and services could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by our company. Any such changes or new regulations could affect our ability to develop and sell our products and therefore affect our ability to generate revenues.

Our company is subject to foreign exchange rate risk, particularly fluctuations in the exchange rate between Chinese Renminbi and United States dollars.

          Our company may enter sales transaction denominated in Chinese Renminbi. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the PRC is obtained. Although the Chinese government regulations now allow greater convertibility of Renminbi for current account transactions, significant restrictions still remain.

          The value of the Renminbi is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable, but the Chinese government recently announced that it will no longer measure its currency exclusively to the United States dollar but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies yet to be named by the People’s Bank of China, which will likely increase the volatility of Renminbi as compared to United States dollars.

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

New or changing government policies or regulations related to the LED outdoor advertising or LED products and services industries in our markets may have an adverse effect on our operations and may require our company to modify our business plan.

          Our management oversees trends in our market industries by accessing available market information, including updated governmental policies and regulations related to such industries from time to time, particularly the LED outdoor advertising industry in China. Both short and long-term changes in governmental policies or regulations affecting the LED outdoor advertising or LED products and services industries may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

If LED-based hardware does not achieve greater market acceptance, prospects for our growth and profitability may be limited.

          Our company’s future success depends on increased market acceptance of LED-based hardware. Potential customers for LED-based hardware may be reluctant to adopt LED video and lighting hardware as an alternative to traditional light source technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting sources, or because of perceived risks relating to LED technology’s novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors could adversely affect demand for our company’s LED outdoor advertising billboards and/or our LED systems. If acceptance of LED-based hardware does not continue to grow, opportunities to increase our revenues and operate profitably may be limited.

If advances in LED technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

          Our company does not design or manufacture LEDs or individual LED modules. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs and LED modules. In the LED outdoor billboard advertising and high-performance LED color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues will be significantly reduced, and our future prospects for success may be harmed.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. We plan to prepare for compliance with Section 404 by assessing, testing and, if necessary, strengthening our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have only recently undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Risks Related to Our Industry

The LED outdoor advertising and LED products and services industries in the PRC may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

          The specialty lighting industry, including the provision of LED outdoor advertising billboards, LED lighting systems, LED screen rental services, and advanced lighting products, in the PRC is highly competitive. Our products and services are targeted primarily at property owners and developers, a market in which we face increasing competition. In addition, there is an increasing trend of consolidation through the industry. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependant upon our ability to distinguish the quality of our products and services.

          In addition, prior to the entry of the PRC into the World Trade Organization (“WTO”), high barriers to entry existed for many potential competitors in our business through the use of tariffs and restrictive import licensing and distribution practices. The admission of the PRC to the WTO has lowered some of the tariffs and other barriers to entry so we can expect that competition will increase.

          We cannot assure you that our current or potential competitors will not develop products or services of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors may merge or form alliances to achieve a scale of operations or sales network which would make it difficult for us to compete. Increased competition may also lead to price wars or negative brand advertising, which may adversely affect our market share and profit margin. We cannot assure you that we will be able to compete effectively with our current or potential competitors.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

          A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

  actual or anticipated variations in our quarterly operating results;

  announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

  trends or conditions in the energy management services industry;

  changes in accounting treatments or principles;

  changes in earnings estimates by securities analysts and in analyst recommendations;

  changes in market valuations of other energy management services companies; and

  general political, economic and market conditions.

          The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

          Our certificate of incorporation authorizes the issuance of 800,000,000 shares of common stock and 100,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

          There is currently a limited market for our common stock, which trades through the OTC Bulletin Board. Trading of stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for stockholders to sell their stock.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

          The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

  actual or anticipated fluctuations in our quarterly operations results;

  changes in financial estimates by securities research analysts;

  conditions in foreign or domestic specialty lighting markets;

  changes in the economic performance or market valuations of other specialty lighting companies;

  announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

  addition or departure of key personnel;

  fluctuations of exchange rates between the Renminbi and the U.S. dollar;

  intellectual property litigation; and

  general economic or political conditions in the PRC.

          In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

Potential sales of a substantial number of shares of our common stock into the public market by selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

          We granted registration rights to the holders of shares of our common stock (and holders of warrants to purchase shares of our common stock) issued pursuant to a capital-raising transaction which we closed on March 17, 2008. If and when a registration statement covering these shares and warrants is filed by our company and declared effective by the Securities and Exchange Commission, the selling stockholders may be reselling up to approximately 15.7% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decrease in price of our common stock, our current stockholders and purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

If we are late in filing any of our annual or quarterly reports during the next three reporting periods, or if we are late multiple times in filing any of our annual or quarterly reports during the next two years, our common stock may become ineligible for quotation on the OTC Bulletin Board, which would negatively affect the market for our shares and our ability to obtain additional financing.

          Companies trading on the OTC Bulletin Board, such as us, must have a class of securities registered under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, Rule 6530 of the NASD Manual Marketplace Rules, which determines eligibility of issuers quoted on the OTC Bulletin Board, requires an issuer to be current in its filings with the Securities and Exchange Commission. Pursuant to Rule 6530(e), as it is currently in effect, if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board twice in a two-year period for failure to file reports, then we will be ineligible for quotation on the OTC Bulletin Board.

          We have been late in filing our quarterly and annual reports on two occasions in the past two years: our quarterly report for the period ending September 30, 2006 and our annual report for the period ending March 31, 2007. As a result, if we are late in filing our annual report for the period ending March 31, 2008, our quarterly report for the period ending June 30, 2008 or our quarterly report for the period ending September 30, 2008, we would have been late in filing our reports three times in a two-year period and we may become ineligible for quotation on the OTC Bulletin Board. In addition, if we are late multiple times in filing any of our annual or quarterly reports during the next two years, we may become ineligible for quotation on the OTC Bulletin Board. If our common stock becomes ineligible for quotation on the OTC Bulletin Board, it would negatively affect the market for our common stock and it may become more difficult for us to obtain additional equity financing as shares of our common stock would be less attractive to potential investors.

ITEM 2.      DESCRIPTION OF PROPERTY.

          Our principal office is located at 3/F., 80 Gloucester Road, Wanchai, Hong Kong. The 4,110 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises for the period from December 18, 2006 to December 17, 2008. The monthly fixed rent is $11,754, plus a monthly service charge of $2,007. Upon expiration of the lease, we intend to move to a larger office space in Hong Kong as additional space is required to accommodate our business development.

          Our company has leased premises at workshops 1 and 2, 9th Floor, Technology Plaza, No. 651 King’s Road, Hong Kong as show room space for our LED lighting products and services. The lease period is from October 15, 2007 to October 14, 2009. The monthly fixed rent is $2,410, plus a monthly service charge of $572.

          Our company, through Tech Team Development (Zhuhai) Limited, leases a facility at No. 52, Guang Ming Jei, Xiang Zhou, Zhuhai, PRC. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 3,229 square feet space serves as a supporting office for our business development activities in the PRC, as well as a base for logistics and administrative functions related to our business activities in China. The lease period is from March 8, 2008 to March 7, 2009. The monthly fixed rent is $514.

          Our company, through Beijing Aihua New Enterprise Lighting Appliance Company Limited, has leased a facility at 1st to 4th Floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, PRC. The 34,183 square feet space serves as the base for manufacturing, research and development of lighting and specialty lighting source products, as well as sales and marketing activity within China. The term of the lease is for the period from 2004 to 2010. The monthly fixed rent is $8,033, plus a monthly service charge of $309.

ITEM 3.      LEGAL PROCEEDINGS.

          We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than five percent of our voting securities, is an adverse party or has a material interest adverse to us or any of our subsidiaries.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

          Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol “LTSC” and the CUSIP number is 53227B 101. Our common shares initially began trading on the OTC Bulletin Board on April 17, 2001 under the trading symbol “GBIS”. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ended March 31, 2008 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2008	$1.25	$0.49
December 31, 2007	0.90	0.50
September 30, 2007	0.55	0.40
June 30, 2007	0.76	0.51
March 31, 2007	1.01	0.75
December 31, 2006	0.90	0.33
September 30, 2006	1.10	0.65
June 30, 2006	1.20	0.70

          On June 30, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.50.

          As of June 30, 2008, there were 177 holders of record of our common stock. As of such date, 55,876,410 common shares were issued and outstanding.

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

Transfer Agent and Registrar

          The transfer agent and registrar of our common stock is Pacific Stock Transfer Company with an address at 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, telephone number of (702) 361-3033 and facsimile number of (702) 433-1979.

Recent Sales of Unregistered Securities

          We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended March 31, 2008 that were not otherwise disclosed in a quarterly report on Form 10-QSB or in a current report on Form 8-K.

Penny Stock Rules

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

          Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

          We are a holding company owning subsidiaries engaged in four main business activities: (i) LED outdoor advertising, (ii) LED solutions, (iii) lighting source products and (iv) energy-savings solutions.

LED Outdoor Advertising Business

          Through a joint venture and independently, we design, install and operate LED outdoor advertising billboards.

LED Solutions Business

          We operate in three principal lines of the LED products and services industry: (i) LED Systems, (ii) OEM and Licensing, and (iii) LED Screen Rental Service. We provide design, installation and digital control of LED video and lighting systems; OEM and licensing of our proprietary digital controller software system; and rentals of LED screens and related hardware.

Lighting Source Products Business

          Through our 76.8% ownership of Beijing Illumination, we research, develop, manufacture and sell lighting source products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Ltd., manufactures and sells the following four main categories of HID lighting products: (i) metal halide lamps; (ii) high-pressure sodium lamps; (iii) xenon lamps; and (iv) special application HID lamps. In addition to HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps.

Energy-Savings Solutions Business

          Through our 100% ownership of Tech Team, we develop, manufacture and integrate energy-saving products and technologies, and provide energy management consulting services. Tech Team’s primary product is the Eco-Pro® Energy Saver, a proprietary system which reduces energy consumed by lighting and other electrical equipment and acts as a protective buffer against voltage surges and other distortions. During the year ended March 31, 2008, our company discontinued operations in the energy-savings solutions business. We decided to discontinue operations in the energy-savings solutions business to more effectively utilize our financial and other resources within our other business units, including our LED outdoor advertising business and LED solutions business.

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

          Independently and through a joint venture agreement signed in February 2008, we are building an LED outdoor advertising network in China, Hong Kong and other areas of Asia. Following the acquisition of Lightscape Macau in 2006, our company entered the LED solutions business, which includes the design, supply and build of LED systems, OEM and licensing of our proprietary intelligent lighting control software, and rental of LED hardware. Our current business strategy is focused on (i) building and expanding our LED outdoor advertising network through existing partnerships and by establishing new partnerships with major property owners and developers in Asia, (ii) establishing advertising sales channels for our LED outdoor advertising network by forming strategic partnerships with advertising agencies and (iii) growing sales from our LED solutions business, primarily our LED systems segment, through design, supply and build contracts with high-end real estate developments in China, Hong Kong, Singapore and other areas of Asia. The future performance of these specific business segments may materially affect the future performance of our company. Our company continues to develop, manufacture and sell lighting source products. However, we are reviewing our plans and strategic options related to this business unit. During the year ended March 31, 2008, our company discontinued operations in the energy-savings solutions business. Our company has identified this shift in strategic business focus away from lighting source products and energy-savings solutions towards LED outdoor advertising and LED solutions as a trend that is reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Summary of Key Results

          Total net revenue for the year ended March 31, 2008 was $6,032,423 which represents a 56% decrease from the total net revenue of $13,629,406 for the year ended March 31, 2007.

          Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, for the year ended March 31, 2008 were $5,734,128 which represents a 27% increase in operating expenses of $4,510,897 for the year ended March 31, 2007.

          Net loss from continuing operations totalled $6,830,273 for the year ended March 31, 2008 as compared to a net profit of $1,737,751 for the year ended March 31, 2007.

          Net loss arising from discontinued operations totalled $2,585,802 for the year ended March 31, 2008 as compared to $657,860 for the year ended March 31, 2007.

          Net loss for the year ended March 31, 2008 was $9,416,075 compared to a net profit of $1,079,891 for the year ended March 31, 2007.

          Basic loss per share for the year ended March 31, 2008 was $0.22 compared to a basic profit per share of $0.03 for the year ended March 31, 2007. Fully diluted loss per share for the year ended March 31, 2008 was $0.22 compared to a profit per share of $0.02 on a fully diluted basis for the year ended March 31, 2007.

Results of Operations

Comparison of Fiscal Years Ended March 31, 2008 and March 31, 2007

          Our company’s net loss from continuing operations totalled $6,830,273 for the year ended March 31, 2008 as compared to a net profit of $1,737,751 for the year ended March 31, 2007. The decrease in profit from continuing operations is primarily attributable to the decrease in sales and contract revenue from LED solutions and lighting source products, and the increase in up-front staff and business development costs incurred to support the increasing number of LED solutions projects expected in the foreseeable future and the ramp-up of our LED outdoor advertising business unit. Expenses from continuing operations, which are not expected to be recurring, also contributed to our net loss. During the year ended March 31, 2008, impairment losses on intangible assets were $689,204 and impairment losses on goodwill were $526,863, compared to $nil for each during the year ended March 31, 2007. These losses are related to write-downs of intangible assets and goodwill associated with our acquisition of 76.8% of subsidiary Beijing Illumination in 2006.

          Net loss arising from discontinued operations totalled $2,585,802 for the year ended March 31, 2008 as compared to a net loss of $657,860 for the year ended March 31, 2007. The increase in net loss from discontinued operations is attributable to the discontinuation of operations in our energy-savings solutions business unit during the year ended March 31, 2008, specifically operations of our wholly-owned subsidiaries Tomi Fuji Energy Management Services Limited (“TFEMS”) and Tech Team Development (Zhuhai) Limited. Our company’s decision to discontinue operations in the energy-savings business was intended to more effectively utilize our financial and human resources by focusing on our LED outdoor advertising and LED systems business units which we consider to have more promising potential for revenue and margin growth.

Revenues and Cost of Revenues

          Total net revenue for the year ended March 31, 2008 was $6,032,423, representing a 56% decrease from the total net revenue of $13,629,406 for the year ended March 31, 2007. The decrease in net revenues is primarily attributable to the decrease in sales and contract revenue of LED solutions by Lightscape Macau and Lightscape Greater China and the decrease in sales of lighting source products by subsidiary Beijing Illumination.

          Specifically, sales and contract revenue related to our LED solutions business decreased by 55% to $3,564,537 for the year ended March 31, 2008 from $7,881,399 during the year ended March 31, 2007. The decrease in revenues was due primarily to the longer than expected lead times to secure and complete new LED solutions contracts during the year ended March 31, 2008. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

          Sales of lighting source products derived from Beijing Illumination were $2,346,981 for the year ended March 31, 2008 compared to $5,210,646 for the year ended March 31, 2007, representing a decrease of 55%. The decrease in revenues from Beijing Illumination was due primarily to the effect of the company’s change of local senior executives and internal restructuring during the year ended March 31, 2008. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in China. Revenues from sales of lighting source products are expected to increase in the foreseeable future following the completion of the internal restructuring initiatives. We are currently reviewing our plans and strategic options related to our lighting source products business.

          Total cost of revenues for the year ended March 31, 2008 was $4,712,536, which represents a decrease of 41% as compared with the total cost of revenues of $8,004,379 for the year ended March 31, 2007. The decrease in the total cost of revenues during the year ended March 31, 2008 was directly associated with the corresponding decrease in sales revenues.

          Our company acquired certain intangible assets through the acquisitions of TFEMS and Beijing Illumination. These intangible assets are comprised of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the year ended March 31, 2008 was $934,393 as compared to $818,872 for the year ended March 31, 2007.

Operating Expenses

          Operating expenses for the year ended March 31, 2008 were $5,734,128 which represents a 27% increase in operating expenses of $4,510,897 for the year ended March 31, 2007. Selling and marketing expenses as well as general and administrative expenses constitute the components of our company’s operating expenses.

          Selling and marketing expenses for the year ended March 31, 2008 decreased approximately 2% to $666,426 from $678,762 for the year ended March 31, 2007. Our company anticipates that selling and marketing expenses will increase in the future to support our company’s further expansion in the LED outdoor advertising and LED solutions businesses.

          General and administrative expenses increased by 32% during the year ended March 31, 2008 to $5,067,702 from $3,832,135 for the year ended March 31, 2007. The increase was mainly due to increased staff and business development costs for the year ended March 31, 2008 to provide the foundation to support our anticipated overall business growth, particularly our LED outdoor advertising and LED solutions businesses. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand.

Liquidity and Capital Resources

          Our company’s principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

          As of March 31, 2008, our company had a net working capital surplus of $11,490,237 compared with a surplus of $5,837,302 as of March 31, 2007, representing an increase in working capital of $5,652,935. The cash and cash equivalents of our company decreased to $3,978,500 as at March 31, 2008 as compared to $4,117,107 as of March 31, 2007. As of March 31, 2008, our company had not obtained any credit facilities.

          On August 20, 2007, we completed the repayment of redeemable convertible notes in the aggregate principal amount of $6,000,000, plus all accrued interest thereon. Following receipt, the notes were immediately cancelled by our company.

          On August 21, 2007, we closed a private placement consisting of an aggregate of 6,600,000 common shares at a price of $0.55 per share for gross proceeds of $3,630,000.

          On December 11, 2007, we closed a private placement consisting of an aggregate 2,450,000 common shares at a price of $0.65 per share for gross proceeds of $1,592,500.

          On March 17, 2008, we closed a private placement consisting of an aggregate 9,375,000 common shares at a price of $0.80 per share for gross proceeds of $7,500,000. On the same date, we issued to Roth Capital Partners, LLC, our placement agent in connection with the private placement, warrants to purchase up to 656,250 shares of our common stock. The warrants have a term of five years, are exercisable immediately upon issuance and have an exercise price of $0.80.

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

Cash Flow Related to Operating Activities

          Operating activities used cash of $5,909,210 for the year ended March 31, 2008 as compared to cash provided of $1,826,236 for the year ended March 31, 2007. The net cash used in operating activities was mainly due to the net loss from continuing operations and an increase in inventories of finished goods during the year ended March 31, 2008.

Cash Flow Related to Investing Activities

          Net cash used in investing activities amounted to $269,758 during the year ended March 31, 2008 as compared with investing activities using cash of $430,037 during the year ended March 31, 2007. The decrease in cash used in investing activities is attributable primarily to decreased purchases of plant, equipment and intangible assets during the year ended March 31, 2008 as compared to the year ended March 31, 2007.

Cash Flow Related to Financing Activities

          Financing activities generated cash of $6,029,618 for the year ended March 31, 2008 as compared to financing activities generating cash of $2,553,157 for the year ended March 31, 2007. The increase in net cash flow generated from financing activities was mainly due to new capital raising activities and a reduction in the repayment of short-term borrowings and long-term debts during the year ended March 31, 2008 as compared to the year ended March 31, 2007.

Capital Expenditures

          Our company incurred capital expenditures of $268,424 during the year ended March 31, 2008 and $1,354,500 for the year ended March 31, 2007. The decrease in capital expenditures for the year ended March 31, 2008 as compared to March 31, 2007 was mainly attributable to decreased purchases of equipment. As of March 31, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

Principle of Consolidation

          The consolidated financial statements include the financial statements of our company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

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

Inventories

          Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out basis. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our company's assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. This may reduce the results of operations of our company.

Goodwill

          Our company accounted for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss.

Intangible Assets

          Our company acquired certain intangible assets through the acquisition of subsidiaries. These intangible assets comprise of trademark, customer lists and relationships, unfulfilled purchase orders, completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and HID lamps, a customer base and a distributor base. The acquired trademarks were determined to have an indefinite useful life which are not subject to amortization, unless and until their useful life are determined no longer to be indefinite.

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

Plant and Equipment and Construction in Progress

          Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 – 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years
Moulds	3 years
Factory machinery and equipment	10 - 16 years

          Construction in progress is stated at cost which comprises all direct costs incurred in relation to their construction. The cost of construction in progress will not be depreciated until they are put into use and are transferred to a specific category of plant and equipment when the construction is completed. Expenditures for repairs, maintenance and minor renewals and betterments are expensed.

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

          Contract revenue from lighting design solutions - Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.

          Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. Our company generally provides a one-year warranty for workmanship under its contracts. Warranty claims historically have been inconsequential.

          The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

          Advertising revenue – revenues from advertising services, net of agency rebates and commission, are recognised rateably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognised as revenue when the advertising services are rendered.

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

Basic and Diluted Earning (Loss) per Share

          Our company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of our company represents the common stock outstanding during the period.

          Diluted earnings per share is based on the assumption that if there is no anti-dilutive effect on the basic earnings per share, all dilutive convertible notes, options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

          The basic and diluted losses per share are the same for the year ended March 31, 2008 because our company recorded net loss attributable to shareholders. The assumed conversion of the potential dilutive shares at March 31, 2008 would have an anti-dilutive effect.

Recent Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Group’s fiscal year ending March 31, 2009). Management believes that implementation of SFAS 157 will have little or no impact on the Group’s Financial Statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. Management believes that implementation of SFAS 157 will have little or no impact on our company’s financial statements since our company has no applicable plan.

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

          In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on our company's financial statements.

          In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective for our company on January 1, 2008. As there are no options granted prior to December 31, 2007, our company’s management does not expect that the application of this standard will have any significant effect on our company's financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our company does not expect that the adoption of the above recent pronouncements will have a material effect on our company's financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

          a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

          b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

          c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

          d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

          SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of our company does not expect the adoption of this pronouncement to have a material impact on our financial statements.

          On May 26, 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

          The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

          SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of our company does not expect the adoption of this pronouncement to have material impact on our financial statements.

ITEM 7.      FINANCIAL STATEMENTS.

          Our consolidated financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles of the United States.

          The following consolidated financial statements pertaining to our company are filed as part of this annual report:

Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007

Notes to Consolidated Financial Statements

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2008 and 2007
(Stated in U.S. Dollars)
and
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lightscape Technologies Inc.

We have audited the accompanying consolidated balance sheets of Lightscape Technologies Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of (operations) income, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightscape Technologies Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Yu and Associates CPA Corporation

June 11, 2008
Arcadia, California

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	March 31,	March 31,
	2008	2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,976,565	4,108,180
Accounts receivable, net of allowance for doubtful accounts
of $817,790 on March 31, 2008 and $413,082 on March 31, 2007	4,438,207	4,785,841
Costs and estimated earnings in excess of billings on uncompleted
contracts	639,035	-
Prepaid expenses and other current assets	1,742,031	2,034,460
Inventories	3,903,798	1,569,203
Current assets of discontinued operations	699,847	593,381

Total current assets	15,399,483	13,091,065

Other investments, net of write-off amount
of $31,516 on March 31, 2008 and 2007	-	-
Intangible assets, net	1,700,114	3,138,568
Goodwill	4,476,574	5,003,437
Plant and equipment, net	4,650,398	3,923,120
Construction in progress	-	1,715,141
Net investment in sales-type leases of discontinued operation	126,521	329,238
Intangible assets, plant and equipment, net investment in sales-type leases
of discontinued operations	-	1,381,478

	10,953,607	15,490,982

TOTAL ASSETS	26,353,090	28,582,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Options to subscribe for additional convertible notes	-	2,619,000
Trade payables	2,413,203	2,966,420
Amount due to a director	-	39,846
Accrued expenses and other current liabilities	763,797	978,744
Obligations under capital leases – current portion	1,774	1,774
Income tax payable	366,281	251,018
Liabilities of discontinued operations	364,191	396,961

Total current liabilities	3,909,246	7,253,763

Non-current liabilities:
Obligations under capital leases – non-current portion	5,469	6,947
Redeemable convertible notes	-	147,047

Total non-current liabilities	5,469	153,994

Total liabilities	3,914,715	7,407,757

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	March 31,	March 31,
	2008	2007
	$	$

Minority interest	1,421,702	1,865,916

COMMITMENTS AND CONTINGENCIES (see Notes 18 and 19)

Shareholders' equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at March 31, 2008 and 37,451,410
at March 31, 2007	55,876	37,451
Additional paid-in capital	34,140,708	24,139,333
Common stock warrants	344,673	-
Other reserves	28,944	28,944
Accumulated other comprehensive income	1,082,442	322,541
Accumulated deficit	(14,635,970)	(5,219,895)

Total shareholders' equity	21,016,673	19,308,374

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	26,353,090	28,582,047

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME
Expressed in US dollars

	Year Ended March 31,
	2008	2007
	$	$
Revenues:
Sale of lighting source products	2,346,981	5,210,646
Sale of lighting design solutions	1,039,548	2,410,025
Contract revenue from lighting design solutions contracts	2,524,989	5,471,374
Rental income	5,141	1,285
Commission and service income	45,752	28,278
Total net revenues	5,962,411	13,121,608

Cost of revenues:
Cost of sale of lighting source products	(1,715,679)	(3,177,833)
Cost of sale of lighting design solutions	(970,169)	(858,806)
Contract costs of lighting design solutions contracts	(2,008,918)	(3,547,669)
Costs of rental	-	(632)
Costs of commission and service	-	(13,871)
Total cost of revenues	(4,694,766)	(7,598,811)

Gross profit	1,267,645	5,522,797
Selling and marketing expenses	(662,628)	(548,428)
General and administrative expenses	(4,952,165)	(3,376,119)

(Loss) income from operations	(4,347,148)	1,598,250
Interest expense	(382,022)	(469,028)
Interest income	39,424	11,186
Other income	888,412	1,334,656
Loss on disposal of plant and equipment	(3,728)	(445)
Impairment loss on intangible assets	(689,204)	-
Impairment on goodwill	(526,863)	-
Gain on disposal of investments	-	720
Loss on redemption of redeemable convertible notes and options	(2,253,359)	-
Equity share of the result of joint venture	-	64,710

(Loss) income from continuing operations before income tax and minority interests	(7,274,488)	2,540,049
Income taxes	-	(271,751)

Net (loss) income from continuing operations before minority interests	(7,274,488)	2,268,298
Minority interests	444,215	(530,547)

Net (loss) income from continuing operations	(6,830,273)	1,737,751

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF( OPERATIONS) INCOME (continued)
Expressed in US dollars

	Year Ended March 31,
	2008	2007
	$	$
Discontinued operations
Net loss from discontinued operations, net of income taxes	(244,131)	(657,860)
Loss on disposal of discontinued component	(2,341,671)	-

(Loss) on discontinued operations	(2,585,802)	(657,860)

Net (loss) income attributable to shareholders of the Company	(9,416,075)	1,079,891

(Loss) Earnings per share
- Basic
Continuing operations	(0.16)	0.05
Discontinued operations	(0.06)	(0.02)
Total	(0.22)	0.03
- Diluted
Continuing operations	(0.16)	0.03
Discontinued operations	(0.06)	(0.01)
Total	(0.22)	0.02

Weighted average number of common shares outstanding
- Basic	42,574,361	33,440,587
- Diluted	42,574,361	44,349,677

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPRHENSIVE (LOSS) INCOME
Expressed in US dollars (except for number of common shares)

						Accumulated Other
	Common Shares					Comprehensive (Loss) Income
							Foreign
			Common	Additional		Unrealized	Currency		Total
			Stock	Paid-In	Other	Loss on	Translation	Accumulated	Shareholders'
	Number	Amount	Warrants	Capital	Reserves	Investments	Adjustment	Deficit	Equity

Balance at April 1, 2006	30,535,719	30,535	573,692	14,667,387	-	(36,597)	(3,742)	(6,274,386)	8,956,889

Issuance of shares for the
acquisition of additional
interests in Beijing
Illumination	3,076,923	3,077	-	3,381,538	-	-	-	-	3,384,615

Issuance of shares for the
acquisition of additional
interests in Lightscape
Macau	1,200,000	1,200	-	838,800	-	-	-	-	840,000

Issuance of shares for the
capitalisation of balance
due to a director	2,638,768	2,639	-	1,448,716	-	-	-	-	1,451,355

Issuance of redeemable
convertible notes	-	-	-	3,229,200	-	-	-	-	3,229,200

Expiry of stock warrants	-	-	(573,692)	573,692	-	-	-	-	-

Foreign currency
translation adjustment	-	-	-	-	-	-	329,827	-	329,827

Net income	-	-	-	-	-	-	-	1,079,891	1,079,891

Transfer	-	-	-	-	28,944	-	(3,544)	(25,400)	-

Disposal of investment	-	-	-	-	-	36,597	-	-	36,597

Balance at March 31,
2007	37,451,410	37,451	-	24,139,333	28,944	-	322,541	(5,219,895)	19,308,374

Cancellation of beneficial
conversion feature upon
redemption of
redeemable convertible
notes (note 9)	-	-	-	(1,647,273)	-	-	-	-	(1,647,273)

Issuance of shares for
additional working
capital	18,425,000	18,425	-	11,993,321	-	-	-	-	12,011,746

Issuance of warrants	-	-	344,673	(344,673)	-	-	-	-	-

Foreign currency
translation adjustment	-	-	-	-	-	-	759,901	-	759,901

Net loss	-	-	-	-	-	-	-	(9,416,075)	(9,416,075)

Balance at March 31,
2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,082,442	(14,635,970)	21,016,673

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in US dollars

	Year Ended March 31,
	2008	2007
	$	$
Cash flows from operating activities:
Net (loss) income	(9,416,075)	1,079,891
Net loss from discontinued operations, net of income taxes	244,131	657,860
Loss on disposal of discontinued component	2,341,671	-
Net (loss) income from continuing operations	(6,830,273)	1,737,751

Adjustment to reconcile net (loss) income to
net cash (used in) generated from operating activities:
Amortization of intangible assets	749,251	633,731
Impairment on goodwill	526,863	-
Impairment loss on intangible assets	689,204	-
Depreciation expense	504,244	438,897
Loss on disposal of investments	-	35,923
Loss on disposal of plant and equipment	3,728	445
Equity share of the result of corporate joint venture	-	(64,710)
Minority interest	(444,215)	530,547
Waiver of amount due to a former minority shareholder of a subsidiary	-	(517,962)
Gain on changes in fair value of embedded options	(866,400)	(151,800)
Loss on redemption of redeemable convertible notes and options	2,253,359	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful debts	347,634	(2,562,025)
Costs and estimated earnings in excess of billings on uncompleted contracts	(639,035)	-
Prepaid expenses and other current assets	232,046	(975,195)
Inventories	(2,334,595)	464,412
Trade payables	(553,217)	1,185,195
Amount due from a related company	-	329,358
Accrued expenses and other current liabilities	340,761	519,553
Income tax payable	115,263	251,018

Net cash (used in) provided by operating activities of continuing operations	(5,905,382)	1,855,138
Net cash used in operating activities of discontinued operations	(3,828)	(28,902)
Net cash (used in) generated from operating activities	(5,909,210)	1,826,236

Cash flows from investing activities:
Purchase of plant and equipment and intangible assets	(268,424)	(1,354,500)
Proceed from sales of plant and equipment	642	4,214
Proceed from sales of investments	-	711,729
Cash paid for acquisition of a joint venture	-	(10,283)
Net cash paid for acquisition of subsidiaries	-	(1,459)
Decrease in restricted deposits	-	224,092

Net cash used in investing activities of continuing operations	(267,782)	(426,207)
Net cash used in investing activities of discontinued operations	(1,976)	(3,830)
Net cash used in investing activities	(269,758)	(430,037)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Expressed in US dollars

	Year Ended March 31,
	2008	2007
	$	$

Cash flows from financing activities:
Discount on redeemable convertible notes	-	147,047
Net repayment of short-term borrowings and long-term debts	-	(2,045,802)
Net proceeds from the issuance of redeemable convertible notes	-	5,909,177
Net proceed from issuance of share capital	12,011,746	-
Early redemption of redeemable convertible notes	(6,000,000)	-
Repayment of capital lease obligations	(1,478)	(2,739)
Advances from directors of a subsidiary	-	168,480
Advance from a director	324,664	3,194,518
Repayment to a director	(304,127)	(5,078,741)

Net cash provided by financing activities of continuing operations	6,030,805	2,291,940
Net cash (used in) generated from financing activities of discontinued operations	(1,187)	261,217
Net cash provided by financing activities	6,029,618	2,553,157

Effect of foreign exchange rates change	10,743	8,919

Net (decrease) increase in cash and cash equivalents	(138,607)	3,958,275
Cash and cash equivalents at beginning of the year	4,117,107	158,832

Cash and cash equivalents at end of the year	3,978,500	4,117,107

Analysis of cash and cash equivalents:
Cash at banks and in hand – continuing operations	3,976,565	4,108,180
Cash at banks and in hand – discontinued operations	1,935	8,927
	3,978,500	4,117,107

Supplemental disclosure of cash flows information
Bank interest expenses paid	9,912	423
Interest on capital lease obligations paid	-	3,278
Income taxes paid	-	-

Supplemental schedules of non-cash investing and financing activities
Inception of capital lease for acquisition of plant equipment	-	8,869
Issuance of shares on the capitalization of balance due to a director	-	1,451,355

See notes to consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape”) was incorporated under the laws of the State of Nevada. On April 23, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is an investment holding company with its subsidiaries (together with Lightscape collectively referred to as the “Company”) principally engaging in four main business activities: (i) light-emitting diode (“LED”) outdoor advertising, (ii) LED solutions, (iii) lighting source products and (iv) energy-savings solutions. However, before the end of the fiscal year ended March 31, 2008, the Company decided to exit the energy-savings solutions business, details of which are disclosed in note 16.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Accounts Receivables and Allowance for Doubtful Accounts

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

Intangible Assets

The Company acquired certain intangible assets through the acquisition of subsidiaries. These intangible assets comprise of trademark, customer lists and relationships, unfulfilled purchase orders, completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and HID lamps, a customer base and a distributor base. The acquired trademarks were determined to have an indefinite useful life which are not subject to amortization, unless and until their useful life are determined no longer to be indefinite.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Intangible Assets (continued)

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

Plant and Equipment and Construction in Progress

Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 – 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Energy savers	10 years
Moulds	3 years
Factory machinery and equipment	10 - 16 years

Energy savers are electronic devices sold by the Company that assist in regulating the consumption of electricity by certain equipment thereby resulting in energy savings. The Company retains a number of these devices as demonstration units for marketing and promotion purposes.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Plant and equipment and Construction in Progress (continued)

Construction in progress is stated at cost which comprises all direct costs incurred in relation to their construction.

The cost of construction in progress will not be depreciated until they are put into use and are transferred to a specific category of plant and equipment when the construction is completed.

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
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Contract revenue from lighting design solutions - Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. The Company generally provides a one-year warranty for workmanship under its contracts. Warranty claims historically have been inconsequential.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Advertising revenue – revenues from advertising services, net of agency rebates and commission, are recognised rateably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognised as revenue when the advertising services are rendered.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency of the Company is Hong Kong dollars (“HKD”). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the consolidated statements of operations as a component of current period earnings.

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

Stock-based Payment

The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and Diluted (Loss) Earnings per Share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Basic and Diluted (Loss) Earnings per Share (continued)

Diluted earnings per share is based on the assumption that if there is no anti-dilutive effect on the basic earnings per share, all dilutive convertible notes, options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The basic and diluted losses per share are the same for the year ended March 31, 2008 because the Company recorded net loss attributable to shareholders. The assumed conversion of the potential dilutive shares at March 31, 2008 would have an anti-dilutive effect.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Group’s fiscal year ending March 31, 2009). Management believes that implementation of SFAS 157 will have little or no impact on the Group’s Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. Management believes that implementation of SFAS 157 will have little or no impact on the Company’s financial statements since the Company has no applicable plan.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”) “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of the above recent pronouncements will have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2008 and 2007 are summarized as follows:

	March 31,	March 31,
	2008	2007
	$	$

Cumulative costs incurred on uncompleted contracts	1,575,574	-
Cumulative estimated earnings to date	1,071,896	-
	2,647,470	-
Less: Billings to date	2,008,435	-
	639,035	-

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	March 31,
	2008	2007
	$	$
Trade deposits	1,546	776,437
Rental, utilities and other deposits	393,373	187,207
Deferred notes issuance costs	-	90,823
Prepaid expenses	863,092	422,253
Other receivables	465,216	549,373
Others	18,804	8,367
	1,742,031	2,034,460

NOTE 5. INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	March 31,
	2008	2007
	$	$
Raw materials	700,302	833,160
Work in progress	589,119	542,491
Finished goods	2,614,377	193,552
	3,903,798	1,569,203

NOTE 6. PLANT AND EQUIPMENT, NET

Plant and equipment, net consists of the following:

	March 31,	March 31,
	2008	2007
	$	$
Testing equipment	-	606
Office equipment	666,009	524,442
Furniture and fixtures	16,428	15,412
Leasehold improvements	323,900	321,899
Motor vehicles	56,405	87,233
Moulds	-	18,431
Factory machinery and equipment	5,349,055	4,258,482
Total	6,411,797	5,226,505
Less: Accumulated depreciation	(1,761,399)	(1,303,385)
Plant and equipment, net	4,650,398	3,923,120

Equipment, net held under capital leases are summarized as follows:

	March 31,	March 31,
	2008	2007
	$	$
Office equipment	8,869	12,571
Less: Accumulated depreciation	(3,449)	(3,276)
Equipment, net held under capital leases	5,420	9,295

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	March 31,	March 31,
	2008	2007
	$	$
Production facilities for AHP lamps	-	545,723
Others	-	58,203
	-	603,926
Production facilities for Xenon lights	1,221,978	1,111,215
Loss on write-down of production facilities held-for-sale	(916,484)	-
Transferred to current assets of discontinued operation	(305,494)	-

	-	1,715,141

During the fourth quarter of the year ended March 31, 2008, management of the Company had determined to dispose of certain facilities for the production of a proposed new product line of its lighting source business and had been actively finding a buyer. Hence, these production facilities which had never been put into use have been stated at its fair value, measured as the sale price expected to be received, less costs to sell at March 31, 2008.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill is recognised relating to the acquisition of equity interest in Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Lightscape Technologies (Macau) Limited (“Lightscape Macau”).

Changes to goodwill during the years ended March 31, 2008 and 2007 are as follows:

	March 31,	March 31,
	2008	2007
	$	$
Balance at the beginning of the year	5,003,437	4,086,888
Arising on acquisitions	-	916,549
Impairment losses recognized	(526,863)	-

Balance at the end of the year	4,476,574	5,003,437

Additions to goodwill in 2007 relate to the acquisition of additional interest in Beijing Illumination and Lightscape Macau and represent the costs of the investment over the estimated fair value of the underlying net assets acquired.

Impairment Losses on Goodwill for Investment in Beijing Illumination

The write-down goodwill of $526,863 was based on the valuation report for Beijing Illumination prepared by an independent third party valuer. Income approach which is also known as the discounted cash flow method is adopted for the calculation of the goodwill for investment in Beijing Illumination as of March 31, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Intangible Assets

Intangible assets arise from the acquisitions of interests in subsidiaries and the costs of the intangible assets were determined during the allocation of the purchase prices based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. Acquired intangible assets consist of the following:

	March 31, 2008			March 31, 2007
		Accumulated			Accumulated
		amortization			amortization
		and			and
	Cost	impairment	Net	Cost	impairment	Net
	$	$	$	$	$	$
Subject to amortization
Completed technology – AHP	1,172,616	(999,494)	173,122	1,172,616	(167,454)	1,005,162
Completed technology – HID	1,214,012	(617,252)	596,760	1,214,012	(304,109)	909,903
Software and license	641,077	(345,101)	295,976	641,077	(131,232)	509,845
Customer lists and relationships	45,797	(19,437)	26,360	45,797	(4,574)	41,223
Distributors list	179,351	(137,665)	41,686	179,351	(60,015)	119,336
Total	3,252,853	(2,118,949)	1,133,904	3,252,853	(667,384)	2,585,469

Not subject to amortization
Trademark	566,210	-	566,210	553,099	-	553,099

Total	3,819,063	(2,118,949)	1,700,114	3,805,952	(667,384)	3,138,568

During the year, the following impairment losses were recognised:

	Year Ended March 31,
	2008	2007
	$	$
Impairment loss on:
Completed technology – AHP	651,415	-
Completed technology – HID	9,640	-
Customer lists and relationships	10,283	-
Distributors list	17,866	-

	689,204	-

The fair value of intangible assets as of March 31, 2008 was determined based on the valuation report prepared by an independent third party valuer. The income approach is adopted to determine the net present value of Beijing Illumination’s future expected cash flows.

Under the income approach, the Relief-from-royalty Method is used for the valuations of the intangible assets. Under the Relief-from-royalty Method, the completed technology – AHP and HIP (the “Technologies”) were valued based upon the incremental after tax cash flows accruing to the owner by virtue of the fact that the owner does not have to pay a fair royalty to a third party for the use of the assets.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Similar to the Technologies, the Relief-from-royalty Method is used for the valuations of Trademark. An estimate of a reasonable royalty rates were made assuming that the Trademark was licensed at fair rate as a result of arm’s length negotiations.

To determine the values of the Customer Relationships and Distribution Lists, economic capital charges were considered in the valuations. The economic capital charges were the sum of the required returns of other assets, including the Completed Technology – AHP, Completed Technology – HID, the Trademark, the fixed assets and the working capital.

Amortization expenses charged to net (loss) income from operations for the years ended March 31, 2008 and 2007 were $749,251 and $633,731 respectively. Anticipated amortization expense on intangible assets for each of the following years is as follows:

Twelve months ending March 31,	$
2009	591,678
2010	418,584
2011	37,919
2012	37,919
2013 and thereafter	47,804
1,133,904

NOTE 9. REDEMPTION OF CONVERTIBLE NOTES

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

In addition, pursuant to the terms and conditions of the subscription agreements, the Company granted two options to each investor to purchase additional redeemable convertible notes of the Company in the aggregate amount of $12,000,000, the first option (“First Option”) of which is exercisable at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The second option (“Second Option”), which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The conversion price of the notes underlying the first option are convertible at $0.55 per share if converted on or before June 30, 2007 and at $0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option is subject to a formula as set out in the subscription agreements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 9. REDEMPTION OF CONVERTIBLE NOTES (continued)

The fair value of the First Option was determined using the Black-Scholes option pricing model, based on the following assumptions:

Expected volatility	130.30%
Expected term in years	1.25 years
Risk-free interest rate	4.89%
Exercise price	$0.55
Stock price	$0.76 (at January 23, 2007)

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

The following table summarizes the accounting for the redeemable convertible notes as of March 31, 2007:

March 31,
2007
$
Face value of redeemable convertible notes	6,000,000
Estimated value of embedded options	(2,770,800)
Intrinsic value of beneficial conversion feature	(3,229,200)
Amortization of discount	147,047

Redeemable convertible notes included under non-current liabilities	147,047

Early Redemption

On July 10, 2007, the Company entered into a redemption agreement (“Redemption Agreement”) with Investec Bank, Full Moon Resources, LP Asset Management and Bondy Tan, whereby the Company agreed to redeem the convertible notes in the principal amount of $6,000,000 plus pay all accrued interest on such notes.

On August 20, 2007, the Company completed the convertible note redemption transaction. Pursuant to the terms and conditions of the Redemption Agreement, the Company completed the repayment of the redeemable convertible notes in the aggregate principal amount of $6,000,000 to Investec Bank, Full Moon Resources and LP Asset Management, plus all accrued interest thereon. Following receipt, the notes were immediately cancelled by the Company. Pursuant to the terms of the Redemption Agreement, the options to purchase up to $12,000,000 additional redeemable convertible notes of the Company were also cancelled.

The notes were discounted for the fair value of options, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The discount is being amortized over the life of the notes. Through date of redemption, $199,721 was amortized and recorded as part of interest expenses for the year ended December 31, 2007.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 9. REDEMPTION OF CONVERTIBLE NOTES (continued)

At redemption of the convertible notes, a value of $1,752,600 was allocated to the First Option based on its intrinsic value estimated using the Black-Scholes option pricing model, resulting in a gain of $866,400 on changes in the fair value of the First Option from April 1, 2007 through redemption. The following assumptions were used in estimating the intrinsic value of the First Option at date of redemption using the Black-Scholes option pricing model:

Expected volatility	112.56%
Expected term in years	335 days
Risk-free interest rate	4.89%
Exercise price	$0.55
Stock price at July 16, 2007 being date of first redemption	$0.54

Portion of the redemption price, measured as the intrinsic value of $1,647,273 of the beneficial conversion feature at the redemption date, has been allocated to the beneficial conversion feature. The cancellation of this beneficial conversion feature, which was originally recognized as equity, has been considered an adjustment within stockholders’ equity with reference to EITF98-5 and EITF00-27. The remaining portion of $2,253,359 of the redemption price less the aggregate carrying value of the convertible note and First Option at the redemption date has been recognized as a loss on extinguishment of debts in accordance with SFAS 140 and APB 26.

NOTE 10. OBLIGATIONS UNDER CAPITAL LEASES

	March 31,	March 31,
	2008	2007
	$	$
Total minimum lease payments	7,243	8,721
Less: Amounts representing interests	-	-

Present value of minimum lease payments	7,243	8,721
Less: Current portion of obligations under capital leases	(1,774)	(1,774)

Long-term portion of obligations under capital leases	5,469	6,947

The following is a summary of future minimum lease payments under capital leases as of March 31, 2008:

Twelve months ending March 31,	$
2009	1,774
2010	1,774
2011	1,774
2012	1,774
Thereafter	147
7,243

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 5 years. For the year ended March 31, 2008, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and no arrangement entered into includes contingent rental payments.

The interest expenses incurred on these capital leases were nil and nil for the years ended March 31, 2008 and 2007, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 11. OTHER RESERVES

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

NOTE 12. OTHER INCOME

	Year Ended March 31,
	2008	2007
	$	$

Consulting income	-	303,327
Gain on fair value changes in options	866,400	151,800
Write back of amounts due to shareholders	-	147,246
Waiver of amount due to a former minority
shareholder of a subsidiary	-	613,918
Others	22,012	118,365

	888,412	1,334,656

NOTE 13. TOTAL COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31,
	2008	2007
	$	$

Net (loss) income attributable to shareholders of
the Company	(9,416,075)	1,079,891
Foreign currency translation adjustments	759,901	329,827

Total comprehensive (loss) income	(8,656,174)	1,409,718

NOTE 14. FOREIGN CURRENCY TRANSACTION GAIN

Foreign currency transaction gain $19,668 and of $39,845 for the years ended March 31, 2008 and 2007 were included in determining net (loss) income for the respective years.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 15. INCOME TAX

The components of (loss) income before income tax and minority interests are as follows:

	Year Ended March 31,
	2008	2007
	$	$
Hong Kong	(4,258,488)	(1,736,248)
Macau	(280,976)	3,323,301
Mainland, the People’s Republic of China (“PRC”)	(2,735,024)	952,996

	(7,274,488)	2,540,049

Taxes laws applicable to the Company and its subsidiaries are as follows:

-	Tech Team Holdings Limited (“TTHL”) is a tax-exempted company incorporated in the Cayman Islands.
-	Under the current BVI law, Tech Team (China) Limited’s, Tech Team Investment Limited’s and Powerland Technology Limited’s income are not subject to taxation.
-

Lightscape Technologies Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned or had tax losses brought forward to set off current year assessable profit during the periods presented.

-

No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the year ended March 31, 2008 and 2007. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years.

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

-	Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the year ended March 31, 2008 and 2007 represents the provision for income tax in the following jurisdictions:

	Year Ended March 31,
	2008	2007
	$	$
Current taxes:
Hong Kong	-	-
Macau	-	271,751
Mainland, PRC	-	-

	-	271,751

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 15. INCOME TAX (continued)

Income tax expense for the year ended March 31, 2008 represented the provision for income tax of the subsidiaries operating in Hong Kong, Macau and Mainland PRC which were calculated at the applicable tax rate.

A reconciliation of the provision for income taxes determined at the US statutory corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended March 31,
	2008	2007
	$	$

(Loss)/income before income tax	(7,274,488)	2,540,049
US statutory corporate income tax rate	35%	35%
Income tax (benefit) expense computed at United States
statutory corporate income tax rate	(2,546,071)	889,017
Reconciling items:
Rate differential for Hong Kong earnings	1,273,035	(444,508)
Rate differential for PRC earnings	-	(77,566)
Tax effect of expenses not deductible for tax purposes	856,860	37,170
Tax effect of income not taxable for tax purposes	(48,372)	(230,584)
Loss not recognized as deferred income tax assets	437,546	98,222
Others	27,002	-

Income tax expense	-	271,751

Deferred income taxes arose from the following:

	At March 31,
	2008	2007
	$	$

Deferred tax assets
- tax losses	961,976	461,192
- valuation allowance	(877,511)	(347,607)

Net deferred tax assets	84,465	113,585

Deferred tax liabilities
- Book depreciation and amortisation in excess of tax	(84,465)	(113,585)

Net deferred tax	-	-

For the operating loss carry forwards of approximately $5,156,023 as of March 31, 2008, $795,626 will expire in 2012, and the remainder will be carried forward indefinitely.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 16. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS 144. Accordingly, results of operations and the related charges for discontinued operations have been classified as “(Loss) income from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of (Operations) Income. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

During the year ended March 31, 2008, in order to more effectively utilize the financial and other resources within other business units, including the LED outdoor advertising business and LED solutions business, the Company has decided to exit the energy-savings solutions business. No further energy-savings products will be developed. Nor will the Company provide further energy management consulting services.

Assets that have still remained in the energy savings segment include only certain receivables and lease receivables less unearned interests under sales-type leases. Except for the collection of these receivables, the Company will no longer have any significant continuing involvement in the energy-savings segment. Therefore, the energy savings segment has been classified as discontinued operations. In accordance with FAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected results of the energy savings segment in the consolidated statement of operations as discontinued operations for all periods presented. The assets and liabilities of the energy savings segment in the Company’s consolidated balance sheet as of March 31, 2007 have been reclassified. The cash flows of discontinued operations have also been reclassified.

Furthermore, as the Company had determined to dispose of certain facilities for the production of a proposed product line of its lighting source business, the construction in progress of this product line has also been stated at fair value less costs to sell and classified as discontinued operation.

Revenues and net loss from discontinued operations of the energy savings business and disposal of certain facilities for the production of a proposed new product line were as follows:

	Year Ended March 31,
	2008	2007
	$	$

Operating revenue	70,012	507,798

Pre-tax loss from discontinued operations	(2,551,079)	(657,860)
Income tax expense	(34,723)	-

Net loss from discontinued operations	(2,585,802)	(657,860)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 17. CONCENTRATION OF CREDIT RISK

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

Other than the two customers who accounted for approximately 29% and 13%, respectively of the Company’s total revenues for the year ended March 31, 2008, no other single external customer exceeded 10% of the Company’s total revenues for the year ended March 31, 2008.

The Company relies on supplies from numerous vendors. For the year ended March 31, 2008, the Company had two vendors that accounted for approximately 50% of total supply purchases for the year.

The Company’s business, assets and operations is currently focused on the sale of specialty lighting source products, sales and contract revenue from lighting design solutions in Hong Kong, China and Macau, and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong, China and Macau.

NOTE 18. COMMITMENTS

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 1.75 years to 3.25 years. The following is a summary of future minimum lease payments under operating leases as of March 31, 2008. Rental expense was $264,234 and $139,372 for the year ended March 31, 2008 and 2007, respectively.

Twelve months ending March 31,

$
2009	265,198
2010	112,461
2011	64,267
Thereafter	-
441,926

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 19. CONTINGENT LIABILITIES

Registration Rights Agreement

In connection with the March 2008 securities purchase agreement (Note 21) the Company has agreed to provide certain registration rights to the investors that participated in the securities purchase agreement. Under the registration rights agreement (“Registration Rights Agreement”), the Company agreed to register the common shares issued to the investors as well the common shares underlying the common stock warrants issued. The registration rights clause provides for liquidated damages in the event a registration statement is (i) not filed by the Company with the SEC within 45 days from March 17, 2008, the closing date, or (ii) not declared effective by the SEC within 120 days of the closing date, or (iii) not maintained effective by the Company for a period of two years following the closing date. The liquidated damages total an amount equal to one percent of the purchase price of the common stock issued for each one month period of late filing of the registration statement, late effectiveness of the registration statement, or if effectiveness of a registration statement is not maintained. The Company will be granted relief from these penalties in certain circumstances if the SEC does not allow the Company to register the total number of shares of common stock issued and all the common stock underlying the warrants pursuant to a limitation to the registration under Section 415(a)(1) of the Securities Act.

Up to the date of this report, the Company has not filed the registration statement according to the terms of the Registration Rights Agreement within the time allowed. However, no provision for the liquidated damages has been made because in May 2008, the Company obtained agreements in writing from the investors who represented over 90% of the value of the shares issued pursuant to the securities purchase agreement to waive the liquidated damages due to the Company’s failure to file the registration statement within the time allowed. The Company has estimated that the amount of liquidated damages payable to those remaining investors who haven’t signed the waiver agreement would be immaterial.

Besides the above, the Company knows of no material, active, or pending legal proceeding against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to the Company’s interest.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 20. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

In 2004, the Company acquired Tomi Fuji Energy Management Services Limited (“TFEMS”) by issuing shares to its holding company, Tomi Fuji Corporation Limited (“TFCL”). The owner of TFCL guaranteed certain net profit of TFEMS for the period from date of acquisition to June 30, 2005 (“the guaranteed period”). TFEM’s net profit during the guaranteed period fell short of the guaranteed amount by $604,546. Management is considering taking appropriate actions to enforce the damage thereon from the guarantor.

The Company acquired Lightscape Technologies (Macau) Limited (“Lightscape Macau”) in 2006 by payment of $1,550 (MOP12,400) and issuance of 1,200,000 shares of the Company upon the condition that Lightscape Macau would made a net profit of not less than $2,564,103 (HK$20,000,000) for the period from October 1, 2006 to September 30, 2007 (“the guarantee period”). Lightscape Macau made a loss during the guaranteed period and management is taking action to cancel the 1,200,000 shares issued.

Related Party Balances

The amounts due to a director and a five percent beneficial shareholder represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	March 31,	March 31,
	2008	2007
	$	$

Amount due to a director	-	39,846

Amount due to a shareholder	45,161	46,546

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 21. SEGMENT INFORMATION

The Company is continuously engaged in (i) the provision of LED lighting design products and construction services (Lighting design solutions) and (ii) the manufacture and distribution of lighting source products (Lighting source products). The Company has two reportable segments, lighting source business and lighting design solutions (sales and contract revenue), based on the business segment engaged.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 2). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

Information for the Lighting design solutions and Lighting source business is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Year Ended March 31,
	2008	2007
	$	$
Segment revenues from external customers:
Lighting source business	2,397,874	5,240,209
Lighting design solutions
- Sales	1,039,548	2,410,025
- Contract revenue	2,524,989	5,471,374
	5,962,411	13,121,608

Segment results:
Lighting source business	(1,920,291)	(718,861)
Lighting design solutions	(3,624,640)	3,564,952
	(5,544,931)	2,846,091
Unallocated income:
Interest income	39,424	11,186
Gain on fair value changes in options	866,400	151,800
Unallocated expenses:
Interest expenses	(382,022)	(469,028)
Loss on redemption of convertible notes and options	(2,253,359)	-

(Loss) income from continuing operations before income tax and
minority interest	(7,274,488)	2,540,049

Other segment information:
Depreciation:
Lighting source business	444,371	438,385
Lighting design solutions	59,873	512
	504,244	438,897

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 21. SEGMENT INFORMATION (CONTINUED)

	March 31,	March 31,
	2008	2007
	$	$
Segment assets:
Lighting source business	8,193,453	20,968,713
Lighting design solutions	17,333,269	4,198,022
	25,526,722	25166,735
Assets of discontinued operations	826,368	3,415,312
	26,353,090	28,582,047

Capital expenditure:
Lighting source business	15,133	1,336,068
Lighting design solutions	253,291	18,432
	268,424	1,354,500

Geographical Information:

	Year Ended March 31,
	2008	2007
	$	$
Total sales:
Mainland, the PRC	2,342,481	6,637,319
Hong Kong	2,339,313	1,012,915
Singapore	181,990	-
Macau	801,792	5,471,374
Others	296,835	-
	5,962,411	13,121,608

The location of the Company’s long-lived assets is as follows:

	March 31,	March 31,
	2008	2007
	$	$

Hong Kong	6,805,936	10,069,185
Mainland, the PRC	4,147,671	5,421,797
	10,953,607	15,490,982

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 22. SHARE CAPITAL, OPTIONS AND WARRANTS

Share Capital

On January 18, 2007, the Company entered into subscription agreements with three investors consisting of Investec Bank, Full Moon Resources and LP Asset Management. Pursuant to the subscription agreements, the Company issued 60 $100,000 redeemable convertible notes in an aggregate principal amount of $6,000,000 to the three investors, which carry an annual interest rate of 10% and mature on December 31, 2009. Each note is convertible from the date of issuance until December 30, 2009 into common shares at the rate of one common share for every $0.55 of principal converted (subject to adjustment as described in the subscription agreements).

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

On August 21, 2007, the Company entered into a subscription agreement with Galaxy China Opportunities Fund, a Cayman Islands company (“Galaxy”). Pursuant to the terms and conditions of the subscription agreement, the Company agreed to issue 6,000,000 common shares at a price of $0.55 per share to Galaxy. On August 21, 2007, the Company closed the subscription agreement. Pursuant to the terms and conditions of the subscription agreement, the Company issued 6,000,000 common shares at a price of $0.55 per share to Galaxy for gross proceeds of $3,300,000.

On August 21, 2007, the Company entered into a subscription agreement with an individual investor. Pursuant to the terms and conditions of the subscription agreement, the Company agreed to issue 600,000 common shares at a price of $0.55 per share to the investor. On August 21, 2007, the Company closed the subscription agreement. Pursuant to the terms and conditions of the subscription agreement, the Company issued 600,000 common shares at a price of $0.55 per share to the investor for gross proceeds of $330,000.

On December 11, 2007, the Company entered into a subscription agreement with SMC Investment Management Limited, a British Virgin Islands company (“SMC”). Pursuant to the terms and conditions of the subscription agreement, the Company agreed to issue 2,450,000 common shares at a price of $0.65 per share to SMC. On December 11, 2007, the Company closed the subscription agreement. Pursuant to the terms and conditions of the subscription agreement, the Company issued 2,450,000 common shares at a price of $0.65 per share to SMC for gross proceeds of $1,592,500.

On March 9, 2008, the Company entered into a securities purchase agreement with several accredited investors. Pursuant to the terms and conditions of the securities purchase agreement, the Company agreed to issue an aggregate 9,375,000 common shares to the investors at a price of $0.80 per share .. On March 17, 2008, the Company closed the securities purchase agreement. Pursuant to the terms and conditions of the securities purchase agreement, the Company issued an aggregate 9,375,000 common shares at a price of $0.80 per share to the investors for gross proceeds of $7,500,000.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 22. SHARE CAPITAL, OPTIONS AND WARRANTS (continued)

Options

Pursuant to the terms and conditions of the subscription agreements with Investec Bank, Full Moon Resources and LP Asset Management, the Company agreed to grant two options to each investor, the first option of which is exercisable at the at any time during the period from April 1, 2007 to June 30, 2008. The first option entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The second option, which is exercisable on July 1, 2008, January 1, 2009 and July 1, 2009, or as otherwise described in the subscription agreements, entitles the holder to subscribe for additional $100,000 redeemable convertible notes of the Company in the aggregate principal amount of up to $6,000,000. The conversion price of the notes underlying the first option are convertible at $0.55 per share if converted on or before June 30, 2007 and at $0.66 per share if converted after June 30, 2007. The conversion price of the notes underlying the second option is subject to a formula as set out in the subscription agreements.

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

Pursuant to the terms of the Redemption Agreement, the options to purchase up to $12,000,000 additional redeemable convertible notes of the Company cancelled on August 20, 2007.

Warrants

In connection with the placement of 9,375,000 shares completed on March 17, 2008, the Company issued warrants to Roth Capital Partners, LLC, the placement agent to purchase up to 656,250 shares of the Company’s common stock (representing 7% of the shares placed) as compensation for its placement service. The warrants have a term of five years, are exercisable immediately upon issuance and have an exercise price of $0.80 per share.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          We engaged the firm of Yu and Associates CPA Corporation as our principal independent accountant on May 31, 2007. Other than as described below, there has been no change in the accountants and no disagreements with Yu and Associates CPA Corporation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

          On November 25, 2006, we dismissed BDO McCabe Lo Limited, Certified Public Accountants, as our principal independent accountant, and on December 9, 2006, we engaged Schwartz Levitsky Feldman LLP, Chartered Accountants, as our principal independent accountant, as reported on our current report on Form 8-K/A filed on December 14, 2006.

          On May 30, 2007, we dismissed Schwartz Levitsky Feldman LLP, Chartered Accountants, as our principal independent accountant, and on May 31, 2007, we engaged Yu and Associates CPA Corporation as our principal independent accountant, as reported on our current report on Form 8-K/A filed on June 5, 2007.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2008 because insufficiency was identified in our financial reporting system as described below. There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

        Our accounting systems and financial transactions are managed by our accounting and financial reporting team based in Hong Kong. Management perceived that with the recent growth of our operations in the Greater China region, as of March 31, 2008, our company did not have sufficient numbers of accounting personnel to effectively manage internal controls over financial reporting in a timely manner. To strengthen the timeliness of our disclosure controls and procedures, new accounting personnel have been retained by our company since March 31, 2008, and additional accounting personnel are expected to be retained during calendar year 2008.

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

Management’s Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective as of March 31, 2008 because the following insufficiency in internal control over financial reporting existed as of March 31, 2008:

          Our accounting systems and financial transactions are managed by our accounting and financial reporting team based in Hong Kong. Management perceived that with the recent growth of our operations in the Greater China region, as of March 31, 2008, our company did not have sufficient numbers of accounting personnel to effectively manage internal controls over financial reporting in a timely manner. To improve this insufficiency, new accounting personnel have been retained by our company since March 31, 2008, and additional accounting personnel are expected to be retained during calendar year 2008.

          Our company’s management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our company’s disclosure controls and procedures or our company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

          This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

          All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bondy Tan	Director, President, Secretary, Treasurer and Chief Executive Officer of our company	41	January 13, 2005
Charles Cheung	Director	72	January 13, 2005
Edmand Yuk Man Wong(1)	Director	51	June 5, 2006
Kwok Tin Tang(1)	Director	57	June 5, 2006
Francis Man Chung Wong(1)	Director	43	August 1, 2007

(1) Members of the Audit Committee.

Business Experience

          The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Bondy Tan

          Bondy Tan is a director and the President, Secretary, Treasurer and Chief Executive Officer of our company and is the President and Chief Executive Officer of Tech Team and Tech Team Development Limited. From October 1999 to present, Mr. Tan has served as the Chief Executive Officer and a director of Tech Team Development Limited. Mr. Tan incorporated Tech Team Development Limited and has led its development and growth over the past five years. From February 2002 to present, Mr. Tan has served as the Chief Executive Officer and a director of Tech Team. In these roles, Mr. Tan is responsible for the overall management and strategic planning for Tech Team and its subsidiaries. Mr. Tan’s experience includes an additional 10 years of marketing management and business development roles in China and Hong Kong. His former positions include Marketing and Sales Coordinator for Sony (Hong Kong), where he was responsible for advertising, promotion and sales activities for Sony in China and Hong Kong. Mr. Tan also held several roles with Caltex, a wholly-owned subsidiary of Chevron-Texaco Corporation, in China and Hong Kong. In these positions, Mr. Tan rebuilt Caltex’s corporate image, developed brand awareness in China, led the formation of two joint venture projects and managed the operation of 51 service stations in Hong Kong. Mr. Tan holds a Bachelor of Commerce, with a major in company law, from Murdoch University in Australia, and a Bachelor of Business, with a major in marketing, from Edith Cowan University in Australia.

Charles Cheung

          Dr. Charles Cheung Wai Bun is chairman and a director of our company. He has over 30 years of senior management experience in various industries including over 22 years within the banking industry. He currently serves as Chairman of Joy Harvest International Limited, a Hong Kong company. Dr. Cheung is also a Senior Adviser to the Metropolitan Bank & Trust Company, a commercial bank in the Philippines. He is an independent Non-Executive Director and Chairman of Audit Committee of Shanghai Electric Group Limited, one of the largest PRC state corporations, Pioneer Global Group Limited and Prime Investments Holdings Limited, and former Independent Non-Executive Director and Chairman of the Audit Committee of Galaxy Entertainment Group Limited and K. Wah International Holdings Limited which are listed on the main board of the Hong Kong Stock Exchange. Dr. Cheung is also an independent director and Chairman of the Audit Committee of China Water & Drinks Inc., a U.S. public company. He is also a Council Member of the Hong Kong Institute of Directors. Dr. Cheung was formerly Group Chief Executive and Executive Deputy Chairman of Mission Hills Group in China which is engaged in property development, golf resort and hotel management in mainland China. He was also a former director and advisor to the Tung Wah Group of Hospitals, and he has served on a number of committees of the Hong Kong Government. Dr. Cheung was awarded the Hong Kong Director of the Year Award for Listed Company Non-Executive Directors in 2002. Dr. Cheung holds an honorary Doctor degree in Business Administration from John Dewey University, and a Master degree in Business Administration and a Bachelor of Science degree from New York University.

Edmand Yuk Man Wong

          Edmand Yuk Man Wong is an independent director of our company. From 2005 to present, Mr. Wong has served as College Secretary with the Community College of City University of Hong Kong. From 2004 to 2005, he served as Assistant Registrar with the University of Hong Kong. From 2003 to 2004, Mr. Wong served as the Director of Global Communications for Project Orbis International, Inc., an international charitable organization. Within his career, Mr. Wong has also held various senior positions in communications departments of government agencies and with the Hong Kong Jockey Club. Within these roles over the past 25 years, Mr. Wong was responsible for public relations strategy, corporate branding, and publicity. Mr. Wong holds a Bachelor of Arts degree in Political Science from the University of British Columbia.

Kwok Tin Tang

          Kwok Tin Tang is an independent director of our company. For the past 20 years, Mr. Tang has operated as the General Manager of Martin Tang Accountants which provides accounting, corporate secretary and business consultancy services to companies in Hong Kong. Mr. Tang is an associate member of The Hong Kong Institute of Chartered Secretaries and he holds the designation of Chartered Secretary (ACIS). Mr. Tang holds a Higher Diploma in Accounting from The Hong Kong Polytechnic University.

Francis Man Chung Wong

          Francis Man Chung Wong is an independent director of our company. From 2003 to present, Mr. Wong has been a practicing Certified Public Accountant through Francis Wong C.P.A. Co. Limited. He has over 19 years of experience in auditing, taxation, management and financial advisory services. Mr. Wong is currently an independent director and either chairman or member of the audit / remuneration committee of four companies listed on the Hong Kong Stock Exchange: China Oriental Group Company Limited, Digital China Holdings Limited, Wai Kee Holdings Limited and Yardway Group Limited. Mr. Wong’s previous experience includes 6 years with KPMG and 2 years with the Hong Kong Securities Clearing Company Limited. Mr. Wong is a fellow member of the Association of Chartered Certified Accountants, the Hong Kong Institute of Certified Public Accountants and the Taxation Institute of Hong Kong, he is an associate member of the Institute of Chartered Accountants of England and Wales, and he is a member of the Society of Chinese Accountants & Auditors. Mr. Wong holds a masters degree in management from Guangzhou Jinan University.

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

Section 16(a) Beneficial Ownership Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended March 31, 2008, all directors, executive officers and beneficial owners of more than 10% of the outstanding common stock filed the reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions That Were Not Reported On a Timely Basis	Known Failure to File a Required Form
Aeneas Capital Management, LP	4 (1)	24 (1)	N/A
Investec Bank (UK) Limited	1 (2)	1 (2)	N/A

(1)

(i) Initial Statement of Beneficial Ownership of Securities on Form 3 that was not timely filed with the Securities and Exchange Commission to report acquisition of beneficial ownership of more than 10% of our common stock as of July 5, 2006 (1 transaction). Aeneas Capital Management, LP corrected the late reporting by filing a Form 3 with the Securities and Exchange Commission on October 17, 2006; (ii) Statement of Changes in Beneficial Ownership of Securities on Form 4 that was not timely filed with the Securities and Exchange Commission to report share dispositions made on November 14, 2006 (2 transactions), June 5, 2007 (4 transactions), June 6, 2007 (2 transactions), June 11, 2007 (2 transactions), June 12, 2007 (2 transactions), June 18, 2007 (2 transactions), June 22, 2007 (2 transactions) and June 26, 2007 (2 transactions). Aeneas Capital Management, LP corrected the late reporting by filing a Form 4 with the Securities and Exchange Commission on July 11, 2007; (iii) Statement of Changes in Beneficial Ownership of Securities on Form 4 that was not timely filed with the Securities and Exchange Commission to report a share disposition made on July 9, 2007 (1 transaction). Aeneas Capital Management, LP corrected the late reporting by filing a Form 4 with the Securities and Exchange Commission on July 12, 2007; (iv) Statement of Changes in Beneficial Ownership of Securities on Form 4 that was not timely filed with the Securities and Exchange Commission to report share dispositions made on July 11, 2007 (1 transaction), July 13, 2007 (1 transaction), July 16, 2007 (1 transaction) and July 18, 2007 (1 transaction). Aeneas Capital Management, LP corrected the late reporting by filing a Form 4 with the Securities and Exchange Commission on July 23, 2007.

(2)

Initial Statement of Beneficial Ownership of Securities on Form 3 that was not timely filed by Investec Bank (UK) Limited, which acquired convertible notes in our company convertible into more than 10% of our common stock on January 23, 2007 (1 transaction). Investec Bank (UK) Limited corrected the late filing by filing a Form 3 with the Securities and Exchange Commission on August 7, 2007.

Audit Committee

          Our audit committee consists of Francis Man Chung Wong, Kwok Tin Tang and Edmand Yuk Man Wong, all of whom are non-employee directors of our company. All members of the audit committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The audit committee of the board of directors was formed on June 6, 2007 and adopted its charter on June 6, 2006. Francis Man Chung Wong has been appointed as the chairperson of the audit committee by unanimous consent resolution by our directors on August 1, 2007.

Audit Committee Financial Expert

          In the judgment of our board of directors, Francis Man Chung Wong meets the definition of an “audit committee financial expert”, as such term is defined in Item 407(d)(5)(ii) of Regulation SB and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, and is able to read and understand fundamental financial statements, including our company’s balance sheet, income statement, and cash flow statement.

ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table

          The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	Other Annual Compen- sation ($)	Total ($)
Bondy Tan President, Secretary, Treasurer and CEO	2008 2007	154,242 154,242	- -	- -	- -	- -	- -	- -	154,242 154,242

Employment Agreements with our Named Executive Officers

          Bondy Tan, as Chief Executive Officer of Tech Team, our wholly-owned operating subsidiary, was paid a salary of $154,242 and $154,242 for our fiscal years ended March 31, 2008 and 2007, respectively. Other than Bondy Tan, there were no executive officers of any of our wholly-owned subsidiaries serving as of March 31, 2008, and no executive officers who served as such during the fiscal years 2008 and 2007, whose total salary and bonus exceeded $100,000 per year. Other than the employment agreement with Bondy Tan, no individual has entered into any employment agreements with our company or our wholly-owned or majority owned subsidiaries. There were no compensatory plans or arrangements with any executive officer of our company or any of our subsidiaries for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment or from a change in control of our company or a change in such officer’s responsibilities following a change of control.

          Our wholly-owned subsidiaries do not maintain, and did not maintain at any time during their most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our wholly-owned subsidiaries during any of their two most recently completed fiscal years ended March 31, 2008 and 2007.

          Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a base salary. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, development of corporate opportunities and completion of financing.

Stock Option Grants to our Named Executive Officers

          Our company does not have a stock option plan and our company did not grant any stock options to any named executive officers during the years ended March 31, 2008 or 2007.

Outstanding Equity Awards at Fiscal Year End

          There were no outstanding equity awards granted to any named executive officer as of March 31, 2008 or 2007.

Aggregate Option Exercises in 2008 by Executive Officers

          There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended March 31, 2008 or 2007.

Compensation of the Company’s Directors

          Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. The following table summarizes compensation paid to all of our directors during the years ended March 31, 2008 and 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compen- sation Earnings ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compensation ($)	Total ($)
Bondy Tan	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Charles Cheung	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Edmand Yuk Man Wong	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kwok Tin Tang	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Francis Man Chung Wong	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Pension, Retirement or Similar Benefit Plans

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

          The following table sets forth, as of June 30, 2008 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Eastern Advisor Fund, LP 101 Park Avenue, 48th Floor New York, New York 10178	N/A	4,842,682 (2)	8.7%
Eastern Advisor Offshore Fund, Ltd. c/o Caledonian Fund Services (Cayman) Limited P.O. Box 1043 Caledonian House 69 Dr. Roy’s Drive Grand Cayman KY1-1102 Cayman Islands	N/A	2,371,063 (2)	4.2%
Galaxy China Opportunities Fund Unit 603, Tower 1 Admiralty Centre, 18 Harcourt Road, Hong Kong	N/A	6,000,000 (3)	10.7%
SMC Investment Management Limited P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	N/A	3,700,000 (4)	6.6%
Wellchamp Fund Limited M&C Corporate Services Limited, PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands	N/A	3,140,775 (5)	5.6%
Bondy Tan 3/F., 80 Gloucester Road Wanchai, Hong Kong	Director, President and Chief Executive Officer of our company	4,099,633 (6)	7.3%
Charles Cheung A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	Director of our company	1,458,293 (7)	2.6%
Edmand Yuk Man Wong Community College of City University, 6/F., Mong Man-wai Building, Kowloon Tong, Kowloon, Hong Kong	Director of our company	Nil	Nil
Kwok Tin Tang Room B, Block A, 1/F., Hoi Tao Building, 11 Belcher’s Street, Sai Wan, Hong Kong	Director of our company	Nil	Nil
Francis Man Chung Wong 19th /F, No. 3 Lockhart Road, Wanchai, Hong Kong	Director of our company	Nil	Nil
Directors and Executive Officers as a Group (five persons)		5,557,926	9.9%

(1)

Based on 55,876,410 shares of common stock issued and outstanding as of June 30, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to convertible or derivative securities currently convertible or exercisable or convertible or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

As disclosed in a Schedule 13G/A filed on March 25, 2008 and a Form 4 filed on April 1, 2008, Eastern Advisors Capital Group, LLC is the investment manager of Eastern Advisor Fund, LP and Eastern Advisor Offshore Fund, Ltd. Eastern Advisors, LLC is the general partner of Eastern Advisor Fund, LP. Scott Booth is the managing member of Eastern Advisors Capital Group, LLC and Eastern Advisors, LLC, and a director of Eastern Advisor Offshore Fund, Ltd. Eastern Advisors Capital Group, LLC, Scott Booth, Eastern Advisor Fund, LP, Eastern Advisors, LLC and Eastern Advisor Offshore Fund, Ltd. share voting and investment power over shares of our common stock. Mr. Booth and Eastern Advisors Capital Group, LLC share investment control and power to vote or to direct the vote over 7,213,745 shares of common stock. Eastern Advisor Fund, LP and Eastern Advisors, LLC share investment control and power to vote or to direct the vote over 4,842,682 shares of common stock. Eastern Advisor Offshore Fund, Ltd. shares investment control and the power to vote or to direct the vote over 2,371,063 shares of common stock. Eastern Advisor Fund, LP, Eastern Advisor Offshore Fund, Ltd., Eastern Advisors Capital Group, LLC, Eastern Advisors, LLC and Scott Booth each disclaim beneficial ownership of such shares of common stock, except to the extent of its or his pecuniary interest therein, if any.

(3)	Joe Man Fai Chan is director of Galaxy China Opportunities Fund and has voting and investment control over the shares of common stock.

(4)	Hamilton Tang is director of SMC Investment Management Ltd. and has voting and investment control over the shares of common stock.

(5)	Ronald Cheng is director of Wellchamp Fund Limited and has voting and investment control over the shares of common stock.

(6)

As disclosed in a Schedule 13D/A filed on February 12, 2008, Bondy Tan directly beneficially owns and holds investment control and the power to vote or to direct the vote of 2,888,768 shares of our company. Bondy Tan indirectly beneficially owns and holds investment control and power to vote or to direct the vote of 387,000 shares of our company held by Glory Hill Holdings Limited, a company which he solely owns. Bondy Tan indirectly beneficially owns and holds investment control and the power to vote or to direct the vote of 252,273 shares of our company held by Full Scope Group Limited, a company which he solely owns. Bondy Tan indirectly beneficially owns and holds investment control the power to vote or to direct the vote of 571,592 shares of our company held by Excel Means Limited, a company which he solely owns.

(7)

As disclosed in a Schedule 13D filed on January 24, 2005, Charles Cheung indirectly beneficially owns and holds investment control and the power to vote or to direct the vote of 1,458,293 shares of our company held by Leisure Assets Limited, a company which he solely owns.

          From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

Changes in Control

          We are unaware of any contract, or other arrangement or provision of our Articles or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year end for the last two completed fiscal years in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

          In 2004, our company acquired Tomi Fuji Energy Management Services Limited (“TFEMS”) by issuing shares to its holding company, Tomi Fuji Corporation Limited (“TFCL”). The owner of TFCL guaranteed certain net profit of TFEMS for the period from date of acquisition to June 30, 2005 (“the guaranteed period”). TFEM’s net profit during the guaranteed period fell short of the guaranteed amount by $604,546. Management is considering taking appropriate actions to enforce the damage thereon from the guarantor.

          Our company acquired Lightscape Technologies (Macau) Limited (“Lightscape Macau”) in 2006 by payment of $1,550 (MOP12,400) and issuance of 1,200,000 shares of our company upon the condition that Lightscape Macau would made a net profit of not less than $2,564,103 (HK$20,000,000) for the period from October 1, 2006 to September 30, 2007 (“the guarantee period”). Lightscape Macau made a loss during the guaranteed period and management is taking action to cancel the 1,200,000 shares issued.

          The amounts due to a director and a five percent beneficial shareholder represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	March 31,	March 31,
	2008	2007
	$	$

Amount due to a director	-	39,846

Amount due to a shareholder	45,161	46,546

Corporate Governance

          We currently act with 5 directors, consisting of Bondy Tan, Charles Cheung, Edmand Yuk Man Wong, Kwok Tin Tang and Francis Man Chung Wong. We have determined that Edmand Yuk Man Wong, Kwok Tin Tang and Francis Man Chung Wong are independent directors as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

          We currently act with a standing audit committee. We do not have a standing compensation or nominating committee but our entire board of directors acts as our compensation and nominating committee. If any stockholders seek to nominate a director or bring any other business at any meeting of our stockholders, the stockholder must comply with the procedures contained in our bylaws and the stockholder must notify us in writing and such notice must be delivered to or received by the President in accordance with Rule 14a-8 of the Exchange Act. A stockholder may write to the President of our company at our principal executive office, as set out on the cover page of this annual report, to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates. We do not believe that it is necessary to have a standing compensation committee because we believe that the functions of such a committee can be adequately performed by our board of directors.

Audit Committee

          Our audit committee consists of Francis Man Chung Wong, Kwok Tin Tang and Edmand Yuk Man Wong, all of whom are non-employee directors of our company. All members of the audit committee are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The audit committee of the board of directors was formed on June 6, 2007 and adopted its charter on June 6, 2006. Francis Man Chung Wong has been appointed as the chairperson of the audit committee by unanimous consent resolution by our directors on August 1, 2007.

          In the judgment of our board of directors, Francis Man Chung Wong meets the definition of an “audit committee financial expert”, as such term is defined in Item 407(d)(5)(ii) of Regulation SB and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, and is able to read and understand fundamental financial statements, including our company’s balance sheet, income statement, and cash flow statement.

Nomination Procedures for Appointment of Directors

          As of June 30, 2008, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the company at the address on the cover of this annual report.

Transactions with Independent Directors

          Other than as set out below or disclosed under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended March 31, 2008 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 13.    EXHIBITS.

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

3.6	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)

Exhibit Number	Description

3.7	Articles of Merger filed with the Secretary of State of Nevada on April 17, 2007 effective April 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2007)

(10)	Material Contracts

10.1	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

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

10.10	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

Exhibit Number	Description

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

10.19

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.20*

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese)

10.21

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

10.22

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

Exhibit Number	Description

10.23

Escrow Agreement among Lightscape Technologies Inc., Roth Capital Partners, LLC and Tri- State Title & Escrow, LLC, as escrow agent, dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

10.24	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

(21)	Subsidiaries

21.1*	List of subsidiaries

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to Independent Accountant

          On May 31, 2007, our company retained Yu and Associates CPA Corporation to provide audit services during the fiscal years ended March 31, 2008 and 2007. On December 9, 2006, our company retained Schwartz Levitsky Feldman LLP, Chartered Accountants, to provide audit services during the fiscal year ended March 31, 2007. On April 28, 2006, our company retained BDO McCabe Lo Limited, an independent registered public accounting firm, to provide audit services during the fiscal year ended March 31, 2006. Our company paid the following fees to our independent accountants during the fiscal years ended March 31, 2008 and March 31, 2007:

	Fiscal year ended March 31, 2008	Fiscal year ended March 31, 2007
Audit Fees - BDO McCabe Lo Limited - Schwartz Levistsky Feldman LLP - Yu and Associates CPA Corporation	- - $277,500	$63,354 $51,050 $170,000
Audit Related Services	Nil	Nil
Tax Fees - BDO McCabe Lo Limited - Schwartz Levistsky Feldman LLP - Yu and Associates CPA Corporation - GC Alliance Limited	- - $12,000 -	- - - $3,342
All Other Fees - BDO McCabe Lo Limited - Yu and Associates CPA Corporation - Deloitte Touche Tohmatsu	$6,000 $50,000 -	- - $20,500
Total	$345,500	$308,246

Audit Fees

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

          The fees billed by Yu and Associates CPA Corporation for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2008 were $195,000. For the fiscal year ended March 31, 2008, Yu and Associates CPA Corporation billed our company an aggregate fee of $82,500 for assurance or services relating to our quarterly financial statements. Our audit fees for our prior fiscal year ended March 31, 2007 were $284,404.

Audit Related Services

          We did not incur any audit related services billed by Yu and Associates CPA Corporation during the fiscal year ended March 31, 2008. Our audit related services for our prior fiscal year ended March 31, 2007, including the aggregate fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $nil.

Tax Fees

          We incurred tax fees billed by Yu and Associates CPA Corporation of $12,000 during the fiscal year ended March 31, 2008. The aggregate fees billed during our prior fiscal year ended March 31, 2007, for products and services provided by our former auditors for tax compliance, tax advice and tax planning, were $nil.

All Other Fees

          We did not incur any additional fees billed by Yu and Associates CPA Corporation, Schwartz Levitsky Feldman LLP or BDO McCabe Lo Limited other than the fees listed above during the fiscal year ended March 31, 2008 and we did not incur any additional fees billed by our former auditors other than the fees listed above during our prior fiscal year ended March 31, 2007.

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

          Our audit committee has considered the nature and amount of the fees of $339,500 billed by Yu and Associates CPA Corporation and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Yu and Associates CPA Corporation.

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

Date: July 14, 2008

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bondy Tan
Bondy Tan	President, Secretary, Treasurer	July 14, 2008
and Chief Executive Officer and
Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Charles Cheung
Charles Cheung	Director	July 14, 2008

/s/ Edmand Yuk Man Wong
Edmand Yuk Man Wong	Director	July 14, 2008

/s/ Kwok Tin Tang
Kwok Tin Tang	Director	July 14, 2008

/s/ Francis Man Chung Wong
Francis Man Chung Wong	Director	July 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

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

10.3	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated March 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

10.4	Purchase Agreement between Global Innovative Systems Inc. and Aeneas Portfolio Company LP, dated April 3, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006)

Exhibit Number	Description

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

Exhibit Number	Description

10.16	Note issued by Global Innovative Systems Inc. to LP Asset Management Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

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

10.19

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.20

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese)

10.21

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

10.22

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

10.23

Escrow Agreement among Lightscape Technologies Inc., Roth Capital Partners, LLC and Tri- State Title & Escrow, LLC, as escrow agent, dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

10.24	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2007)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

(21)	Subsidiaries

21.1	List of subsidiaries

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

Exhibit Number	Description

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.