Form 10-Q
period 2008-06-30
LIGHTSCAPE TECHNOLOGIES INC.
filed 2008-08-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-30299

LIGHTSCAPE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3/F., 80 Gloucester Road, Wanchai, Hong Kong
(Address of principal executive offices)

(852) 2546-1808
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act) Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of August 1, 2008.

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2008 includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	June 30,	March 31,
	2008	2008
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	4,438,936	3,976,565
Accounts receivable, net of allowance for doubtful accounts
of $854,533 on June 30, 2008 and $817,790 on March 31, 2008	3,426,471	4,438,207
Costs and estimated earnings in excess of billings on uncompleted
contracts	664,260	639,035
Prepaid expenses and other current assets	1,685,960	1,742,031
Inventories	4,016,038	3,903,798
Current assets of discontinued operations	663,401	699,847

Total current assets	14,895,066	15,399,483

Intangible assets, net	1,512,957	1,700,114
Goodwill	4,476,574	4,476,574
Plant and equipment, net	4,629,393	4,650,398
Net investment in sales-type leases of discontinued operation	103,695	126,521

	10,722,619	10,953,607

TOTAL ASSETS	25,617,685	26,353,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	2,015,133	2,413,203
Amount due to a director	488,432	-
Accrued expenses and other current liabilities	796,979	763,797
Obligations under capital leases – current portion	1,774	1,774
Income tax payable	388,985	366,281
Current liabilities of discontinued operations	344,983	364,191

Total current liabilities	4,036,286	3,909,246

Non-current liabilities:
Obligations under capital leases – non-current portion	5,026	5,469

Total non-current liabilities	5,026	5,469

Total liabilities	4,041,312	3,914,715

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$

Minority interest	1,400,267	1,421,702

COMMITMENTS (see Note 16)

Shareholders' equity:
Preferred stock, par value of $0.001 each;
100,000,000 shares authorized, none issued or outstanding

Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at June 30, 2008 and at
March 31, 2008	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants (see Note 19)	344,673	344,673
Statutory surplus reserves	28,944	28,944
Accumulated other comprehensive income	1,235,736	1,082,442
Accumulated deficit	(15,629,831)	(14,635,970)

Total shareholders' equity	20,176,106	21,016,673

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	25,617,685	26,353,090

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Expressed in US dollars

	Three Months Ended
	June 30,
	2008	2007
	$	$
Revenues:
Sale of LED solutions	347,888	-
Sale of lighting source products	894,806	804,579
Contract revenue from LED solutions contracts	305,061	-
Commission and service income	10,952	10,317
Total net revenues	1,558,707	814,896

Cost of revenues:
Cost of sales of LED solutions	(261,110)	(7,996)
Cost of sales of lighting source products	(619,144)	(559,683)
Contract costs of LED solutions contracts	(246,525)	(60,411)
Costs of commission and service	(189)	-
Total cost of revenues	(1,126,968)	(628,090)

Gross profit	431,739	186,806
Bad debts	(85,640)	-
Amortization	(205,653)	(187,226)
Depreciation	(42,495)	(61,846)
Selling and marketing expenses	(163,975)	(195,307)
General and administrative expenses	(936,794)	(758,800)

Loss from operations	(1,002,818)	(1,016,373)
Interest expense	(300)	(356,053)
Interest income	326	24,300
Other income	1,441	14,918

Loss from continuing operations before income tax and minority interests	(1,001,351)	(1,333,208)
Income taxes	-	-

Net loss from continuing operations before minority interests	(1,001,351)	(1,333,208)
Minority interests	21,436	35,068

Net loss from continuing operations	(979,915)	(1,298,140)

Discontinued operations
Net loss from discontinued operations, net of income taxes	(13,946)	(21,832)

Net loss attributable to common shareholders	(993,861)	(1,319,972)

Loss per share
- Basic and diluted
Continuing operations	(0.02)	(0.04)
Discontinued operations	(0.00)	(0.00)
Total	(0.02)	(0.04)

Weighted average number of common shares outstanding
- Basic and diluted	55,876,410	37,451,410

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

						Accumulated Other
	Common Shares					Comprehensive (Loss) Income
							Foreign
			Common	Additional	Statutory	Unrealized	Currency		Total
			Stock	Paid-In	Surplus	Loss on	Translation	Accumulated	Shareholders'
	Number	Amount	Warrants	Capital	Reserves	Investments	Adjustment	Deficit	Equity

Balance at March 31,
2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,082,442	(14,635,970)	21,016,673

Foreign currency
translation adjustment	-	-	-	-	-	-	153,294	-	153,294
Net loss	-	-	-	-	-	-	-	(993,861)	(993,861)

Balance at June 30, 2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,235,736	(15,629,831)	20,176,106

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Three Months
	Ended June 30,
	2008	2007
	$	$
Cash flows from continuing operating activities:
Net loss	(979,915)	(1,298,140)

Adjustment to reconcile net loss from continuing operation to net cash (used in) generated from continuing operating activities:
Amortization of intangible assets	205,653	187,225
Depreciation expense	108,086	117,445
Minority interest	(21,436)	(35,069)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (Increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	1,011,736	304,380
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,225)	-
Prepaid expenses and other current assets	56,071	(881,213)
Inventories	(112,240)	23,789
Increase (Decrease) in operating liabilities:
Discount on redeemable convertible notes	-	199,720
Trade payables	(398,070)	(993,410)
Accrued expenses and other current liabilities	171,955	56,681
Income tax payable	22,704	(15,483)

Net cash provided by (used in) continuing operating activities	39,319	(2,334,075)
Net cash provided by discontinued operating activities	33,388	10,973
Net cash provided by (used in) operating activities	72,707	(2,323,102

Cash flows from investing activities:
Purchase of plant and equipment and intangible assets	(2,814)	(88,649)
Increase in construction in progress	-	(1,525)

Net cash (used in) investing activities of continuing operations	(2,814)	(90,174)
Net cash provided by investing activities of discontinued operations	-	790
Net cash (used in) investing activities	(2,814)	(89,384)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Three Months
	Ended June 30,
	2008	2007
	$	$

Cash flows from financing activities:
Repayment of capital lease obligations	(443)	(148)
Advance from a director	488,432	450

Net cash provided by financing activities of continuing operations	487,989	302
Net cash (used in) financing activities of discontinued operations	(11)	(1,411)
Net cash provided by (used in) financing activities	487,978	(1,109)

Effect of foreign exchange rate changes	(61,645)	-

Net increase (decrease) in cash and cash equivalents	496,226	(2,413,595)
Cash and cash equivalents at beginning of the period	3,978,500	4,117,107

Cash and cash equivalents at end of the period (a)	4,474,726	1,703,512

Supplemental disclosure of cash flows information
Interest expense paid	301	1,671
Income taxes paid	19,280	-

(a) Includes $35,790 and $19,278 of cash that is included on the balance sheet with Current assets from discontinued operations as of June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (“the Company”) is principally engaged in three business activities: (i) light-emitting diode (“LED”) outdoor advertising, (ii) LED solutions and (iii) lighting source products.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principle of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending March 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2008 as reported in Form 10-KSB.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2008 and March 31, 2008, the allowance for doubtful accounts was approximately $854,500 and $817,800, respectively.

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

Goodwill

The Company accounted for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss of $526,863.

Intangible Assets

The Company acquired certain intangible assets through the acquisition of subsidiaries. These intangible assets are comprised of trademarks, customer lists and relationships, unfulfilled purchase orders, completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and High Intensity Discharge (“HID”) lamps, a customer base and a distributor base. The acquired trademarks were determined to have indefinite useful lives which are not subject to amortization, unless and until the useful lives are determined to no longer be indefinite.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Intangible Assets (continued)

The Company reviews the trademarks annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The completed technologies for the production of AHP and HID, distributor base, customer lists and relationships and unfulfilled purchase orders are subject to amortization over their respective economic useful lives and reviewed for impairment if the carrying amount of these intangible assets are determined to be not recoverable or their carrying amounts exceed their fair market values. If an impairment loss is recognized, the adjusted carrying amount of the intangible assets would be the new accounting basis.

The estimation of the useful lives of the trademarks, completed technologies for the production of AHP and HID, distributor base, customer lists and relationships will be affected by factors such as a change in demand, unanticipated competition change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment or changes in distribution channels and business climate. If an impairment loss were to be recognized, the results of operations and the financial position of the Company would be adversely affected.

Software and licenses are recognized as intangible assets at cost less accumulated amortization. These assets are generally amortized over three years.

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

Plant and Equipment and Construction in Progress

Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 – 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Moulds	3 years
Factory machinery and equipment	10 - 16 years

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Plant and Equipment and Construction in Progress (continued)

Construction in progress is stated at cost which comprises all direct costs incurred in relation to their construction.

The cost of construction in progress will not be depreciated until the construction is completed and the assets are transferred to a specific category of plant and equipment and put into service.

Expenditures for repairs, maintenance and minor renewals and betterments are expensed as incurred.

Net Investment in Sales - Type Leases

At the time a sales-type lease is consummated, the Company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in the Company's consolidated statements of operations. The Company reviews minimum lease payments receivable for collectability on a periodic basis. The review consists primarily of an analysis based upon current information available about the customer as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, the Company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the Company records a specific reserve.

Revenue Recognition

The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are specific revenue recognition policies for each major category of revenue.

LED outdoor advertising revenue – Revenues from advertising services, net of agency rebates and commissions, are recognized ratably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

Sale of LED solutions - The Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Contract revenue from LED solutions - Revenues are recognized on the percentage-of-completion method, measured by the ratio of costs incurred up to a given date to estimated total costs for each contract.

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

Commission and service income - Revenue from consulting services related to energy-saving feasibility studies is recognized when granted. Services are considered granted when the Company delivers its assessment to its customer and the customer signs the acceptance report.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rate for the period and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the translation are included in foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

Segment Information

The Company’s segment reporting is prepared in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The management approach required by SFAS 131 requires that the internal reporting structure used by management for making operating decisions and assessing performance, be used as the source for presenting the Company’s reportable segments.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, and trade payables approximate their fair values due to the short-term maturity of these instruments. The fair value of long-term debts and capital lease obligations approximate their carrying values based on interest rates currently available to the Company.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Stock-based Payment

The Company adopted the SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under SFAS 123R, equity instruments issued to employees for their services are measured at the grant-date fair value and recognized in the statement of operations over the service period.

The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123R which recognizes the value of such services at the fair value of the equity instrument or of the goods or services, whichever is more readily determinable.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Basic and Diluted Earnings (Loss) per Share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period.

Diluted earnings per share is based on the assumption that if there is no anti-dilutive effect on the basic earnings per share, all dilutive convertible notes, options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of the above recent pronouncements will have a material effect on the Company's financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2008 and March 31, 2008 are summarized as follows:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Cumulative costs incurred on uncompleted contracts	2,145,042	1,575,574
Cumulative estimated earnings to date	574,623	1,071,896
	2,719,665	2,647,470
Less: Billings to date	2,055,405	2,008,435
	664,260	639,035

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Trade deposits	-	1,546
Rental, utilities and other deposits	455,695	393,373
Prepaid expenses	951,784	863,092
Other receivables	274,714	465,216
Others	3,767	18,804
	1,685,960	1,742,031

NOTE 5. INVENTORIES

Inventories by major category are summarized as follows:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Raw materials	539,813	700,302
Work in progress	584,691	589,119
Finished goods	2,891,534	2,614,377
	4,016,038	3,903,798

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Testing equipment	-	-
Office equipment	666,009	666,009
Furniture and fixtures	16,484	16,428
Leasehold improvements	328,682	323,900
Motor vehicles	57,800	56,405
Factory machinery and equipment	5,429,903	5,349,055
Total	6,498,878	6,411,797
Less: Accumulated depreciation	(1,869,485)	(1,761,399)
Plant and equipment, net	4,629,393	4,650,398

Equipment held under capital leases and included above is summarized as follows:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Office equipment	8,869	8,869
Less: Accumulated depreciation	(4,188)	(3,449)
Equipment, net held under capital leases	4,681	5,420

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Production facilities for Xenon lights	1,252,182	1,221,978
Loss on write-down of production facilities held-for-sale	(939,137)	(916,484)
Transferred to current assets of discontinued operation	(313,045)	(305,494)

Construction in progress, net	-	-

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill was recognized upon to the acquisition of equity interests in Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Lightscape Technologies (Macau) Limited (“Lightscape Macau”) and represent the costs of the investment over the estimated fair value of the underlying net assets acquired. Additions to goodwill in 2007 relate to the acquisition of additional interest in Beijing Illumination and Lightscape Macau and represent the costs of the investment over the estimated fair value of the underlying net assets acquired.

Changes to goodwill during the three months ended June 30, 2008 and the year ended March 31, 2008 are as follows:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of the period	4,476,574	5,003,437
Impairment losses recognized	-	(526,863)

Balance at the end of the period	4,476,574	4,476,574

Impairment Losses on Goodwill for Investment in Beijing Illumination

The write-down of goodwill of $526,863 was based on the valuation report for Beijing Illumination prepared by an independent third party appraiser during the year ended March 31, 2008. The income approach, or the discounted cash flow method, was used for the calculation of the goodwill resulting from the investment in Beijing Illumination as of March 31, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Intangible Assets

Intangible assets arise from the acquisition of interests in subsidiaries. The costs of the intangible assets were determined during the allocation of the purchase prices based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. Acquired intangible assets consist of the following:

	June 30, 2008			March 31, 2008
		Accumulated			Accumulated
		amortization			amortization
		and			and
	Cost	impairment	Net	Cost	impairment	Net
	$	$	$	$	$	$
Subject to amortization
Completed technology – AHP	1,172,616	(1,041,373)	131,243	1,172,616	(999,494)	173,122
Completed technology – HID	1,214,012	(693,128)	520,884	1,214,012	(617,252)	596,760
Software and license	641,077	(398,412)	242,665	641,077	(345,101)	295,976
Customer lists and relationships	45,797	(20,582)	25,215	45,797	(19,437)	26,360
Distributors list	179,351	(152,611)	26,740	179,351	(137,665)	41,686
Total	3,252,853	(2,306,106)	946,747	3,252,853	(2,118,949)	1,133,904

Not subject to amortization
Trademark	566,210	-	566,210	566,210	-	566,210

Total	3,819,063	(2,306,106)	1,512,957	3,819,063	(2,118,949)	1,700,114

The fair value of intangible assets as of March 31, 2008 was determined based on the valuation report prepared by an independent third party appraiser. The income approach was used to determine the net present value of Beijing Illumination’s future expected cash flows.

Amortization expenses charged to net loss from operations for the three months ended June 30, 2008 and 2007 were approximately $205,700 and $187,200 respectively. Anticipated amortization expense on intangible assets for each of the following years is as follows:

Twelve months ending June 30,	$
2009	740,631
2010	206,116

946,747

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9. OBLIGATIONS UNDER CAPITAL LEASES

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments, with $nil representing interest	6,800	7,243
Less: Current portion of obligations under capital leases	(1,774)	(1,774)
Long-term portion of obligations under capital leases	5,026	5,469

The following is a summary of future minimum lease payments under capital leases as of June 30, 2008:

Twelve months ending June 30,	$
2009	1,774
2010	1,774
2011	1,774
2012	1,478
6,800

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of 5 years. For the three months ended June 30, 2008, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and require no contingent rental payments.

The interest expenses incurred on these capital leases were $nil and $nil for the three months ended June 30, 2008 and 2007, respectively.

NOTE 10. OTHER RESERVES

The other reserves represent the statutory surplus reserve of the Company’s subsidiaries in the People’s Republic of China (“PRC”).

Statutory Surplus Reserve

In accordance with the relevant laws and regulations of the PRC and the subsidiaries’ articles of association, the subsidiaries are required to appropriate 10% of their net income, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the PRC subsidiaries’ share capital, any further appropriation is optional.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 11. TOTAL COMPREHENSIVE LOSS

	Three Months
	Ended June 30,
	2008	2007
	$	$
Net loss attributable to common shareholders of the
Company	(993,861)	(1,319,972)
Foreign currency translation adjustments	153,294	(19,863)

Total comprehensive loss	(840,567)	(1,339,835)

NOTE 12. FOREIGN CURRENCY TRANSACTION LOSS

Foreign currency transaction losses of $27,885 and of $43,750 for the three months ended June 30, 2008 and 2007, respectively, were included in determining net losses.

NOTE 13. INCOME TAX

As of June 30, 2008 and March 31, 2008, the components of deferred tax assets and liabilities were as follows:

	At June 30,	At March 31,
	2008	2008
	$	$

Deferred tax assets
- tax losses	1,013,754	961,976
- valuation allowance as of March 31, 2008	(877,511)	(877,511)
- valuation allowance increased during the three months ended
June 30, 2008	(51,778)	-
-Total valuation allowance at June 30, 2008	(929,299)	(877,511)
Net deferred tax assets	84,465	84,465

Deferred tax liabilities
- Book depreciation and amortization in excess of tax	(84,465)	(84,465)

Net deferred tax	-	-

For the operating loss carry forwards of approximately $6,610,575 as of June 30, 2008, $486,695 will expire in 2012, and the remainder will be carried forward indefinitely.

As at June 30, 2008, the Company had accumulated net operating loss carryforwards for Hong Kong tax purposes of approximately $5,395,294 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has increased the valuation allowance by $651,592 in current period to reduce the deferred tax asset of approximately $651,592 associated with the net operating loss carryforwards to zero at June 30, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 13. INCOME TAX (continued)

Additionally, as of June 30, 2008, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $1,215,281. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at June 30, 2008. These tax losses yield deferred tax assets of approximately $1,215,831, as of June 30, 2008. The valuation allowance has decreased approximately $13,803 from March 31, 2008 to June 30, 2008.

The components of loss before income tax and minority interests are as follows:

	Three Months
	Ended June 30,
	2008	2007
	$	$
Hong Kong	(912,071)	(938,177)
Macau	(42,375)	(88,204)
Mainland, the PRC	(46,905)	(306,827)

	(1,001,351)	(1,333,208)

Taxes laws applicable to the Company and its subsidiaries are as follows:

  Tech Team Holdings Limited (“TTHL”) is a tax-exempted company incorporated in the Cayman Islands. From January 2008 onward, the tax exemption period ends, and TTHL will be subject to tax in respect of its assessable profits, if any.
  Under the current BVI law, Tech Team (China) Limited’s, Tech Team Investment Limited’s and Powerland Technology Limited’s income are not subject to taxation.
  Lightscape Technologies Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned or had tax losses brought forward to set off current period assessable profit during the periods presented.
  No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the three months ended June 30, 2008 and 2007. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years. However, as TT (Zhuhai) derived no taxable profits since its commencement of operation, this preferential tax treatment had been expired and it will be required to pay a tax rate of 25% from January 2008 onward.
  Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”) receives preferential tax treatment in the PRC from January 2004. Bejing Aihua was fully exempt from income tax through December 31, 2005, and is subject to a 12% rate, which is half of the standard statutory tax rate of 24%, until December 2008. From January 2009 onward, Beijing Aihua will be subject to the statutory 25% tax rate.
  Beijing Illumination is a Hong Kong company which is subject to a tax on profits of 16.5% from April 1, 2008 onward.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 13. INCOME TAX (continued)

  Lightscape Macau is a company incorporated in Macau Special Administrative Region, which is subjected to progressive tax rates at a rate of 12% in maximum.
  Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense for the three months ended June 30, 2008 and 2007 represents the provision for income tax in the following jurisdictions:

Three Months
Ended June 30,
	2008	2007
	$	$
Current taxes:
Hong Kong	-	-
Macau	-	-
Mainland, PRC	-	-

	-	-

NOTE 14. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). Accordingly, the results of operations and the related charges for discontinued operations have been classified as “(Loss) from discontinued operations, net of income taxes” on the accompanying Consolidated Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

During the year ended March 31, 2008, in order to more effectively utilize the financial and other resources within other business units, including the LED outdoor advertising business and LED solutions business, the Company decided to exit the energy-savings solutions business. No further energy-savings products will be developed, nor will the Company provide further energy management consulting services.

Remaining assets of the energy savings segment include only certain receivables and lease receivables less unearned interests under sales-type leases. Except for the collection of these receivables, the Company will no longer have any significant continuing involvement in the energy-savings segment. Therefore, the energy savings segment has been classified as discontinued operations. In accordance with SFAS 144, the Company has reflected results of the energy savings segment in the consolidated statement of operations as discontinued operations for all periods presented. The operating results and cash flows of discontinued operations for the three months ended June 30, 2007 have been reclassified.

Furthermore, the Company has determined to dispose of construction in progress that was to be used for the production of a proposed product line of its lighting source business. This asset has been stated at fair value less costs to sell and classified as discontinued operation on the accompanying Consolidated Balance Sheets.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 14. DISCONTINUED OPERATIONS (continued)

Revenues and net loss from discontinued operations of the energy savings business and disposal of construction in progress is as follows:

	Three Months
	Ended June 30,
	2008	2007
	$	$
Operating revenue	1,494	36,848

Pre-tax loss from discontinued operations	(13,946)	(21,832)
Income tax expense	-	-

Net loss from discontinued operations	(13,946)	(21,832)

NOTE 15. CONCENTRATION OF CREDIT RISK

At March 31, 2008, and June 30, 2008, the Company has a credit risk exposure of uninsured cash in banks of $3,928,790 and $4,392,161 respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the three months ended June 30, 2008, one customer accounted for approximately 14.8% of the Company’s total revenues. As of June 30, 2008, there is one customer whose account receivable to the Company accounted for 17.7% of total accounts receivable.

The Company relies on supplies from numerous vendors. For the three months ended June 30, 2008, the Company had no vendor that accounted for more than 10% of total supply purchases for the quarter.

The Company’s business, assets and operations is currently focused on the LED outdoor advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China and Macau, and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong, China and Macau.

NOTE 16. COMMITMENTS

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 1 to 3 years. The following is a summary of future minimum lease payments under operating leases as of June 30, 2008. Rental expense was $65,630 and $67,875 for the three months ended June 30, 2008 and 2007, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 16. COMMITMENTS (continued)

Twelve months ending June 30,

$
2009	214,853
2010	102,426
2011	40,167
Thereafter	-
357,446

Royalties

Pursuant to a supplier agreement (the “Agreement”) dated March 8, 2006, entered into between Beijing Illumination and an independent third party, the independent third party appointed Beijing Illumination as a non-exclusive licensed OEM manufacturer with rights to make and distribute certain products worldwide. Beijing Illumination shall pay to the independent third party, during the term of the Agreement, 7% of gross revenues of certain products sold to customers or distributors other than this independent third party. Such royalty payments shall survive for five years after the termination of the Agreement.

NOTE 17. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

In 2004, the Company acquired Tomi Fuji Energy Management Services Limited (“TFEMS”) by issuing shares of its own stock to TFEMS’ holding company, Tomi Fuji Corporation Limited (“TFCL”). The owner of TFCL guaranteed certain net profits of TFEMS for the period from the date of acquisition in early January 2005 to June 30, 2005 (“the guaranteed period”). TFEMS’ net profits during the guarantee period fell short of the guaranteed amount by approximately $605,000. Management is considering taking appropriate actions to recoup the damages thereon from the guarantor.

The Company acquired Lightscape Macau in 2006 by payment of $1,550 (Macau Pataca (“MOP”) MOP12,400) and issuance of 1,200,000 shares of the Company upon the condition that Lightscape Macau would make a net profit of not less than $2,564,103 (HK$20,000,000) for the period from October 1, 2006 to September 30, 2007 (“the guarantee period”). Lightscape Macau had a loss during the guaranteed period and management is taking action to cancel the 1,200,000 shares issued.

Related Party Balances

The amounts due to a director and a five percent beneficial shareholder represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	June 30,	March 31,
	2008	2008
	$	$

Amount due to a director	488,432	-

Amount due to a shareholder	45,161	45,161

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 18. SEGMENT INFORMATION

The Company is engaged in three main business segments: (i) LED outdoor advertising, (ii) LED solutions and (iii) lighting source products. These represent the Company’s reportable segments.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 2). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Three Months
	Ended June 30,
	2008	2007
	$	$
Segment revenues from external customers:
LED outdoor advertising	-	-
LED solutions	663,900	10,317
Lighting source business	894,807	804,579
	1,558,707	814,896

Operating losses:
LED outdoor advertising	-	-
LED solutions	(908,963)	(1,182,051)
Lighting source business	(92,388)	(151,157)

Loss from continuing operations before income tax and minority
interests	(1,001,351)	(1,333,208)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 18. SEGMENT INFORMATION (continued)

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Segment assets:
LED outdoor advertising	43,413	-
LED solutions	16,010,081	17,333,269
Lighting source business	8,797,095	8,193,453
	24,850,589	25,526,722
Assets of discontinued operations	767,096	826,368
	25,617,685	26,353,090

Geographical Information:

	Three Months
	Ended June 30,
	2008	2007
	$	$
Total sales:
Mainland, the PRC	645,646	734,548
Hong Kong	650,751	1,445
India	26,001	17,764
Mexico	230,407	-
Others	5,901	61,139
	1,558,706	814,896

The location of the Company’s long-lived assets is as follows:

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$

Hong Kong	6,105,097	6,805,936
Mainland, the PRC	4,617,522	4,147,671
	10,722,619	10,953,607

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 19. WARRANTS

In connection with the placement of 9,375,000 shares completed on March 17, 2008, the Company issued warrants to Roth Capital Partners, LLC, the placement agent, to purchase up to 656,250 shares of the Company’s common stock (representing 7% of the shares placed) as compensation for its placement services. The warrants have a term of five years, are exercisable immediately upon issuance and have an exercise price of $0.80 per share.

The warrants have been accounted for as common stock warrants at fair value in the amount of $344,673, which forms part of shareholder’s equity, with the corresponding charge debited directly to additional paid-in capital, for the year ended March 31, 2008. The valuation was performed by an independent qualified appraiser in accordance with Generally Accepted Valuation Methodologies, including but not limited to, the discounted cash flow method, the Black-Scholes-Merton option pricing model, and the Binomial option model, as required by SFAS No. 123 (revised 2004) (“SFAS No. 123R”) “Share-based payment” issued by the FASB.

The following key valuation parameters have been used in assessing the fair value of the warrants:

Parameter	As of March 31, 2008
Stock price	$1.11
Exercise price	$0.80
Risk-free rate	2.44%
Nature of the warrants	Call
Expected life	5 years
Expected volatility	112.62%
Expected dividend yield	0.00%
Early exercise behavior	150% of the exercise price

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

          As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Lightscape Technologies Inc. and our subsidiaries.

Company Overview

          We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” and on April 20, 2007, we changed our name to “Lightscape Technologies Inc.” The name change became effective with NASDAQ’s OTC Bulletin Board at the opening for trading on April 23, 2007 under the new stock symbol “LTSC”.

          We are a holding company owning subsidiaries engaged in three main business activities: (i) light-emitting diode (“LED”) outdoor advertising, (ii) LED solutions and (iii) lighting source products.

LED Outdoor Advertising Business

          We design, install and operate LED outdoor advertising billboards. We anticipate greater activity in the LED outdoor advertising business upon the completion of a joint venture agreement dated February 12, 2008 with Beijing Xintong Media & Cultural Development Co. Ltd. We expect the joint venture agreement to close in late August 2008.

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

Lighting Source Products Business

          Through our 76.8% ownership of Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”), we research, develop, manufacture and sell lighting source products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”), manufactures and sells the following four main categories of high-intensity discharge (“HID”) lighting products: (i) metal halide lamps; (ii) high-pressure sodium lamps; (iii) xenon lamps; and (iv) special application HID lamps. In addition to HID lamps, Beijing Illumination has expanded its product mix into ultra high-pressure mercury lamps.

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

          We are building an LED outdoor advertising network in the People’s Republic of China (“China” or the “PRC”), Hong Kong and other areas of Asia. Following the acquisition of Lightscape Technologies (Macau) Limited (“Lightscape Macau”) in 2006, our company entered the LED solutions business, which includes the design, supply and build of LED systems, OEM and licensing of our proprietary intelligent lighting control software, and rental of LED hardware. Our current business strategy is focused on (i) building and expanding our LED outdoor advertising network through existing partnerships and by establishing new partnerships with major property owners and developers in Asia, (ii) establishing advertising sales channels for our LED outdoor advertising network by forming strategic partnerships with advertising agencies and (iii) growing sales from our LED solutions business, primarily our LED systems segment, through design, supply and build contracts with high-end real estate developments in China, Hong Kong, Singapore and other areas of Asia. The future performance of these specific business segments may materially affect the future performance of our company. Our company continues to develop, manufacture and sell lighting source products. However, we are reviewing our plans and strategic options related to this business unit. Our company has identified this shift in strategic business focus away from lighting source products and energy-savings solutions towards LED outdoor advertising and LED solutions as a trend that is reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Summary of Key Results

          Total net revenue for the three months ended June 30, 2008 was $1,558,707 which represents a 91% increase from the total net revenue of $814,896 for the three months ended June 30, 2007.

          Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, for the three months ended June 30, 2008 were $1,132,101 which represents a 31% increase over operating expenses of $867,176 for the three months ended June 30, 2007.

          Basic loss per share for the three months ended June 30, 2008 was $0.02 compared to a basic loss per share of $0.04 for the three months ended June 30, 2007. Fully diluted loss per share for the three months ended June 30, 2008 was $0.02 compared to a loss per share of $0.04 on a fully diluted basis for the three months ended June 30, 2007.

Results of Operations - Three Months Ended June 30, 2008

          Our net loss for the three months ended June 30, 2008 was $993,861 compared to a net loss of $1,319,972 for the three months ended June 30, 2007, a decrease of $326,111 or 25%. The decrease in net loss is primarily attributable to the increase in sales and contract revenue from LED solutions and lighting source products during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues and Cost of Revenues

          Total net revenue for the three months ended June 30, 2008 was $1,558,707 representing a 91% increase from the total net revenue of $814,896 for the three months ended June 30, 2007. The increase in net revenues is primarily attributable to the increase in sales and contract revenue of LED solutions by subsidiary Lightscape Technologies (Greater China) Limited and the increase in sales of lighting source products by subsidiary Beijing Illumination.

          Specifically, sales and contract revenue related to our LED solutions business increased to $652,949 for the three months ended June 30, 2008 from $nil during the three months ended June 30, 2007. The increase in revenues was due primarily to the completion of several new LED solutions contracts during the three months ended June 30, 2008. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

          Sales from our lighting source products business derived from Beijing Illumination were $894,806 for the three months ended June 30, 2008 compared to $804,579 for the three months ended June 30, 2007, representing an increase of 11%. The increase in revenues from Beijing Illumination was due primarily to the effect of the company’s change of local senior executives and internal restructuring during the three months ended June 30, 2008. The purpose of the changes and restructuring was to reduce manufacturing costs and foster the company’s sales and marketing network in China. Revenues from sales of lighting source products are expected to continue to increase in the foreseeable future following the completion of the internal restructuring initiatives. We are currently reviewing our plans and strategic options related to our lighting source products business.

          Total cost of revenues for the three months ended June 30, 2008 was $1,126,968 which represents an increase of 79% as compared with the total cost of revenues of $628,090 for the three months ended June 30, 2007. The increase in the total cost of revenues during the three months ended June 30, 2008 was directly associated with the corresponding increase in sales revenues.

Amortization of Intangible Assets

          Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services Limited (“TFEMS”) and Beijing Illumination. These intangible assets are comprised of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended June 30, 2008 was $205,653 as compared to $187,226 for the three months ended June 30, 2007.

Operating Expenses

          Operating expenses for the three months ended June 30, 2008 were $1,132,101 which represents a 31% increase in operating expenses over $867,176 for the three months ended June 30, 2007. Selling and marketing expenses as well as general and administrative expenses constitute the components of our operating expenses.

          Selling and marketing expenses for the three months ended June 30, 2008 decreased approximately 19% to $163,975 from $195,307 for the three months ended June 30, 2007. The decrease was mainly due to decreased advertising expenses and staff costs. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in the LED outdoor advertising and LED solutions businesses.

          General and administrative expenses increased by 23% during the three months ended June 30, 2008 to $936,794 from $758,800 for the three months ended June 30, 2007. The increase was mainly due to increased staff and business development costs for the three months ended June 30, 2008 to provide the foundation to support our anticipated overall business growth, particularly our LED outdoor advertising and LED solutions businesses. These increases were partially offset by decreases in staff and business development costs by subsidiary Beijing Illumination. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand.

Liquidity and Capital Resources

          Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

          As of June 30, 2008, our company had a net working capital surplus of $10,858,780 compared with a surplus of $11,490,237 as of March 31, 2008, representing a decrease in working capital of $631,457. The cash and cash equivalents of our company increased to $4,438,936 as at June 30, 2008 as compared to $3,976,565 as of March 31, 2008. As of June 30, 2008, our company has not obtained any credit facilities.

Cash Flow Related to Operating Activities

          Operating activities provided cash of $72,707 for the three months ended June 30, 2008 as compared to operating activities using cash of $2,323,102 for the three months ended June 30, 2007. The increase in cash provided by operating activities was mainly due to the increase in revenues and corresponding decrease in net loss from continuing operations and a decrease in accounts receivables during the three months ended June 30, 2008 as compared to three months ended June 30, 2007.

Cash Flow Related to Investing Activities

          Net cash used in investing activities amounted to $2,814 during the three months ended June 30, 2008 as compared with investing activities using cash of $89,384 during the three months ended June 30, 2007. The decrease in cash used in investing activities is attributable primarily to decreased purchases of plant, equipment and intangible assets during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

          Our company incurred capital expenditures of $2,814 during the three months ended June 30, 2008 and $90,174 for the three months ended June 30, 2007. The decrease in capital expenditures for the three months ended June 30, 2008 as compared to June 30, 2007 was mainly attributable to decreased purchases of equipment. As of June 30, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Cash Flow Related to Financing Activities

          Financing activities generated cash of $487,978 for the three months ended June 30, 2008 as compared to financing activities using cash of $1,109 for the three months ended June 30, 2007. The increase in net cash flow generated by financing activities was mainly due to increase in advance from a director of our company during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Off-Balance Sheet Arrangements

          Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

Item 4T. Controls and Procedures.

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

          Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of June 30, 2008. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

Item 1A. Risk Factors.

          Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

          Management is aware of similar products and services which compete directly with our LED outdoor advertising and LED systems, and some of the companies developing and offering these similar products and services have greater financial, technical and marketing resources, larger LED outdoor advertising and LED system distribution networks, and greater brand name recognition than we do. These companies may develop products and services superior to those of our company. Such competition will potentially affect our chances of achieving profitability in the future.

          This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, marketing campaigns, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Further, to the extent our competitors are able to attract and retain customers based on product and/or price advantages, our business and ability to grow could be adversely affected in a material manner. To be successful, we must establish and strengthen our brand awareness, effectively differentiate our product and service lines from those of our competitors and build our strategic partnerships. To achieve this we may have to substantially increase marketing activities and expenses in order to compete effectively.

Our failure to maintain existing relationships or to obtain new relationships with companies that allow us to access desirable locations where we plan to operate our LED outdoor advertising billboards could harm our growth potential and our ability to increase our revenues.

          Our ability to generate future revenues from LED outdoor advertising sales depends largely upon our ability to secure desirable locations for the installation and operation of our large-scale outdoor LED billboards. This, in turn, requires that we develop and maintain joint venture, strategic and/or other business relationships with property owners and developers which own the targeted locations suitable to place our LED billboards. If we are unable to maintain our existing relationships or to form new relationships with property owners and developers, our ability to install and operate LED outdoor billboards would be negatively impacted. In turn, advertisers may not find advertising on our LED outdoor advertising attractive and may not wish to purchase advertising time slots on our network, which would have a material negative impact on our ability to grow future revenues.

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

          In China, The Outdoor Advertising Registration Administrative Regulations stipulate that outdoor advertisements in China must be registered with the local State Administration for Industry and Commerce (“SAIC”), before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed outdoor advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our LED outdoor advertising billboards. However, we may be subject to government action if advertisements shown on our outdoor LED network are in violation of relevant PRC advertising laws and regulations or that the advertisements broadcast on our network have not received required approval from the relevant local supervisory bodies.

          In addition, the placement and installation of LED billboards in China is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our LED outdoor advertising billboards currently installed or planned to be installed in the PRC. If our existing or future LED billboards are installed in violation of municipal zoning laws or without the required government approvals and are required to be removed, it would diminish the attractiveness of our LED outdoor advertising network for advertisers and adversely affect our ability to sell advertising space on our network which would in turn adversely affect our ability to grow future revenues.

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

          Approximately 14.8% of our revenue was contributed from one customer for the three months ended June 30, 2008. If this or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

          Our company may enter sales transactions denominated in Chinese Renminbi. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the PRC is obtained. Although the Chinese government regulations now allow greater convertibility of Renminbi for current account transactions, significant restrictions still remain.

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

          Our company does not design or manufacture LEDs or individual LED modules. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued

advancements in the design and manufacture by others of LEDs and LED modules. In the LED outdoor billboard advertising and high-performance LED color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues would be significantly reduced, and our future prospects for success may be harmed.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ended March 31, 2008. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to sanctions by the Securities and Exchange Commission, lawsuits, delisting by SROs and/or an assignment of higher risks by investors, which would further reduce our stock price.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

          Although we are organized under the laws of the State of Nevada, our principal executive office is located in Hong Kong. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our officers and directors reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.

Risks Related to Our Industry

The LED outdoor advertising and LED products and services industries in the PRC may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

          The specialty lighting industry, including the provision of LED outdoor advertising billboards, LED lighting systems, LED screen rental services, and advanced lighting products, in the PRC is highly competitive. Our products and services are targeted primarily at property owners and developers, a market in which we face increasing competition. In addition, there is an increasing trend of consolidation throughout the industry. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependant upon our ability to distinguish the quality of our products and services.

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

          The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could have a material adverse affect the market price of our common stock.

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

          We granted registration rights to the holders of shares of our common stock (and holders of warrants to purchase shares of our common stock) issued pursuant to a capital-raising transaction which we closed on March 17, 2008. Pursuant to our registration rights agreement, our company filed a Form S-1 registration statement with the Securities and Exchange Commission on July 21, 2008 for the registration of 8,750,000 shares of our common stock. If and when the registration statement covering these shares of our common stock is declared effective by the Securities and Exchange Commission, the selling stockholders may be reselling up to approximately 15.7% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decrease in price of our common stock, our current stockholders and purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

If we are late in filing any of our quarterly reports during the next two reporting periods, or if we are late multiple times in filing any of our annual or quarterly reports during the next two years, our common stock may become ineligible for quotation on the OTC Bulletin Board, which would negatively affect the market for our shares and our ability to obtain additional financing.

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

          We have been late in filing our quarterly and annual reports on two occasions in the past two years: our quarterly report for the period ending September 30, 2006 and our annual report for the period ending March 31, 2007. As a result, if we are late in filing our quarterly report for the period ending June 30, 2008 or our quarterly report for the period ending September 30, 2008, we would have been late in filing our reports three times in a two-year period and we may become ineligible for quotation on the OTC Bulletin Board. In addition, if we are late multiple times in filing any of our annual or quarterly reports during the next two years, we may become ineligible for quotation on the OTC Bulletin Board. If our common stock becomes ineligible for quotation on the OTC Bulletin Board, it would negatively affect the market for our common stock and it may become more difficult for us to obtain additional equity financing as shares of our common stock would be less attractive to potential investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

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

3.6	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)

3.7	Articles of Merger filed with the Secretary of State of Nevada on April 17, 2007 effective April 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2007)

(10)	Material Contracts

Exhibit Number	Description

10.1	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.2

Sale and Purchase Agreement between Tech Team Development Limited, Albert Yee Tat Chan, Luminous LED Technologies Limited, Michelle Siu Kwan Lam and Joseph Sui Kei Lam, dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.3

Cancellation Deed between Tech Team Investment Limited, Woo Yuen Yu, Michelle Siu Kwan Lam, Joseph Sui Kei Lam and Lightscape Holding Ltd., dated September 29, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2006)

10.4

OEM Agreement between Lightscape Technologies (Macau) Limited and Strong Base Electronic-optic Technology Corp., dated October 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2006)

10.5	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.6

Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.7	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.8

Subscription Agreement between Global Innovative Systems Inc., Full Moon Resources Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.9	Note issued by Global Innovative Systems Inc. to Full Moon Resources Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.10

Subscription Agreement between Global Innovative Systems Inc., LP Asset Management Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.11	Note issued by Global Innovative Systems Inc. to LP Asset Management Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.12

Redemption Agreement between Lightscape Technologies Inc., Investec Bank (UK) Limited, Full Moon Resources Limited, LP Asset Management Limited and Bondy Tan, dated July 10, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.13	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

Exhibit Number	Description

10.14

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.15

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese) (incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2008)

10.16

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.17

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.18

Escrow Agreement among Lightscape Technologies Inc., Roth Capital Partners, LLC and Tri- State Title & Escrow, LLC, as escrow agent, dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.19	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSCAPE TECHNOLOGIES INC.

By: /s/ Bondy Tan
Bondy Tan
President, Secretary and Treasurer
and Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: August 14, 2008