Form 10-Q
period 2008-09-30
LIGHTSCAPE TECHNOLOGIES INC.
filed 2008-11-13
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-30299

LIGHTSCAPE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18/F., W Square, 318 Hennessy Road, Wanchai, Hong Kong
(Address of principal executive offices)

(852) 2546-1808
(Registrant’s telephone number, including area code)

3/F., 80 Gloucester Road, Wanchai, Hong Kong
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of November 1, 2008.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,551,832	3,976,565
Accounts receivable, net of allowance for doubtful accounts
of $1,013,905 on September 30, 2008 and $817,790 on March 31,
2008	2,920,145	4,438,207
Costs and estimated earnings in excess of billings on uncompleted
Contracts	62,339	639,035
Prepaid expenses and other current assets	3,027,950	1,742,031
Inventories	4,196,215	3,903,798
Current assets of discontinued operations	673,666	699,847

Total current assets	13,432,147	15,399,483

Intangible assets, net	1,331,187	1,700,114
Goodwill	4,476,574	4,476,574
Plant and equipment, net	4,537,075	4,650,398
Net investment in sales-type leases of discontinued operations	74,521	126,521

	10,419,357	10,953,607

TOTAL ASSETS	23,851,504	26,353,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank loans – current portion	49,721	-
Secured loan	400,896	-
Trade payables	682,543	2,413,203
Amount due to a director	552,699	-
Amount due to a director of a subsidiary	150,823	-
Accrued expenses and other current liabilities	748,491	763,797
Obligations under capital leases – current portion	12,046	1,774
Income tax payable	185,659	366,281
Current liabilities of discontinued operations	289,319	364,191

Total current liabilities	3,072,197	3,909,246

Non-current liabilities:
Bank loans – long-term portion	47,701	-
Obligations under capital leases – non-current portion	4,582	5,469

Total non-current liabilities	52,283	5,469

Total liabilities	3,124,480	3,914,715

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$

Minority interest	1,323,623	1,421,702

COMMITMENTS (see Note 19)

Shareholders' equity:
Preferred stock, par value of $0.001 each;
100,000,000 shares authorized, none issued or outstanding

Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at September 30, 2008 and at
March 31, 2008	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants (see Note 22)	344,673	344,673
Statutory surplus reserves	28,944	28,944
Accumulated other comprehensive income	1,202,362	1,082,442
Accumulated deficit	(16,369,162)	(14,635,970)

Total shareholders' equity	19,403,401	21,016,673

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	23,851,504	26,353,090

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Expressed in US dollars (except for per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$
Revenues:
Advertising revenue	-	-	-	-
LED solutions revenue	749,920	23,242	1,402,869	23,242
Other revenue	334,171	433,964	1,239,929	1,248,860

Total net revenues	1,084,091	457,206	2,642,798	1,272,102

Cost of revenues:
Cost of sales of Advertising revenue	-	-	-	-
Cost of sales of LED solutions revenue	(488,368)	(19,070)	(996,003)	(87,477)
Contract costs of Other revenue	(242,572)	(288,739)	(861,905)	(848,422)

Total cost of revenues	(730,940)	(307,809)	(1,857,908)	(935,899)

Gross profit	353,151	149,397	784,890	336,203
Bad debts	(161,313)	-	(246,953)	-
Amortization	(187,701)	(187,400)	(393,354)	(374,626)
Depreciation	(52,124)	(64,456)	(94,619)	(126,302)
Selling and marketing expenses	(122,322)	(162,449)	(286,297)	(357,756)
General and administrative expenses	(890,398)	(832,002)	(1,827,192)	(1,590,802)

Loss from operations	(1,060,707)	(1,096,910)	(2,063,525)	(2,113,283)
Interest expense	(9,954)	(39,592)	(10,254)	(395,645)
Interest income	283	11,152	609	35,452
Gain on redemption of redeemable convertible notes and
options	-	194,968	-	194,968
Other income	13,645	(7,294)	15,086	7,624

Loss from continuing operations before income tax and
minority interests	(1,056,733)	(937,676)	(2,058,084)	(2,270,884)
Income taxes	206,977	-	206,977	-

Net loss from continuing operations before minority
interests	(849,756)	(937,676)	(1,851,107)	(2,270,884)
Minority interests	76,645	22,727	98,081	57,795

Net loss from continuing operations	(773,111)	(914,949)	(1,753,026)	(2,213,089)

Discontinued operations
Net profit (loss) from discontinued operations, net of
income taxes	33,780	(77,713)	19,834	(99,545)

Net loss attributable to common shareholders	(739,331)	(992,662)	(1,733,192)	(2,312,634)

Loss per share
- Basic and diluted

Continuing operations	(0.01)	(0.02)	(0.03)	(0.06)
Discontinued operations	0.00	0.00	0.00	0.00
Total	(0.01)	(0.02)	(0.03)	(0.06)

Weighted average number of common shares outstanding
- Basic and diluted	55,876,410	40,320,975	55,876,410	38,894,033

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

						Total Comprehensive (Loss) Income
						Accumulated Other Comprehensive
	Common Shares					(Loss) Income

			Common	Additional	Statutory	Unrealized	Foreign Currency		Total	Total
			Stock	Paid-In	Surplus	Loss on	Translation	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Warrants	Capital	Reserves	Investments	Adjustment	Deficit	(Loss) Income	Equity

Balance at
April 1, 2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,082,442	(14,635,970)	(13,553,528)	21,016,673

Foreign currency
translation
adjustment	-	-	-	-	-	-	153,294	-	153,294	153,294
Net loss	-	-	-	-	-	-	-	(993,861)	(993,861)	(993,861)

Balance at
June 30, 2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,235,736	(15,629,831)	(14,394,095)	20,176,106

Foreign currency
translation
adjustment	-	-	-	-	-	-	(33,374)	-	(33,374)	(33,374)
Net loss	-	-	-	-	-	-	-	(739,331)	(739,331)	(739,331)

Balance at
September 30,
2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,202,362	(16,369,162)	(15,166,800)	19,403,401

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Six Months
	Ended September 30,
	2008	2007
	$	$
Cash flows from continuing operating activities:
Net loss	(1,753,026)	(2,213,089)

Adjustment to reconcile net loss from continuing operations to net cash (used in) generated from continuing operating activities:
Amortization of intangible assets	393,354	374,626
Depreciation expense	253,928	247,710
Gain on redemption of redeemable convertible notes and options	-	(194,968)
Minority interest	(98,081)	(57,795)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	2,006,812	384,144
Costs and estimated earnings in excess of billings on uncompleted contracts	576,696
Prepaid expenses and other current assets	(1,392,296)	818,051
Inventories	(292,417)	(87,831)
Increase (decrease) in operating liabilities:
Trade payables	(1,739,157)	(1,477,762)
Accrued expenses and other current liabilities	(183,076)	1,702,663
Income tax payable	(193,346)	(28,208)

Net cash (used in) continuing operating activities	(2,420,609)	(532,459)
Net cash provided by (used in) discontinued operating activities	151,634	(7,277)
Net cash (used in) operating activities	(2,268,975)	(539,736)

Cash flows from investing activities:
Purchase of plant and equipment	(39,436)	(132,104)
Purchase of a subsidiary	21,184	-
Increase in construction in progress	-	(1,714)

Net cash (used in) investing activities of continuing operations	(18,252)	(133,818)
Net cash provided by investing activities of discontinued operations	-	663
Net cash (used in) investing activities	(18,252)	(133,155)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Six Months
	Ended September 30,
	2008	2007
	$	$

Cash flows from financing activities:
Proceed from short-term borrowings	400,896	-
Repayment of capital lease obligations	(1,659)	(443)
Net proceeds from issuance of share capital	-	3,630,000
Early redemption of redeemable convertible notes	-	(6,000,000)
Advance from a director	552,699	824,379
Advance from a director of a subsidiary	8,329	-

Net cash provided by (used in) financing activities of continuing operations	960,265	(1,546,064)
Net cash (used in) financing activities of discontinued operations	(11)	(1,323)
Net cash provided by (used in) financing activities	960,254	(1,547,387)

Effect of foreign exchange rate changes	(63,486)	-

Net decrease in cash and cash equivalents	(1,390,459)	(2,220,278)
Cash and cash equivalents at beginning of the period	3,978,500	4,117,107

Cash and cash equivalents at end of the period (a)	2,588,041	1,896,829

Supplemental disclosure of cash flows information
Interest expense paid	10,254	395,645
Income taxes paid	-	41,088

(a) Includes $36,209 and $990 of cash that is included on the balance sheet with Current assets from discontinued operations as of September 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape” or “the Company”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (“the Group”) is principally engaged in three business activities: (i) light-emitting diode (“LED”) outdoor advertising, (ii) LED solutions and (iii) others including lighting source products.

NOTE 2. ACQUISITION OF A SUBSIDIARY

Pursuant to a Sale and Purchase Agreement dated July 1, 2008 between Tech Team Investment Limited (“Tech Team Investment”), a wholly-owned subsidiary of the Company, and Mr. Yeung Wang Lung (“the Vendor”), sole shareholder of Golden Cypress Limited (“Golden Cypress”), the Company acquired 100% equity interest of Golden Cypress at a consideration of $128,535 (or HK$1,000,000). Golden Cypress is a company incorporated in the British Virgin Islands, which holds 100% equity interest in Media AV International Pte Limited (“Media AV”), a company incorporated in Singapore. Media AV operates an LED solutions business, including rentals and permanent installations, in Singapore.

The purchase price has been allocated as follows based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

$

Cash and cash equivalents	21,184
Accounts receivable	459,494
Prepaid expenses and other current assets	23,252
Plant and equipment, net	80,323
Short-term borrowings	(112,772)
Trade payables	(8,916)
Amount due to a director	(149,517)
Accrued expenses and other current liabilities	(83,524)
Obligations under capital leases	(11,588)
Other tax payable	(13,351)

Net assets	204,585
Excess of net assets over purchase consideration allocated against plant and
equipment	(76,050)
Net assets after excess allocation	128,535

Total consideration	128,535

Total consideration of $128,535 was prepaid on December 10, 2007 and included in prepaid expenses and other current assets in previous periods.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, the excess of net assets over the purchase consideration has been allocated on a pro rata basis to all acquired assets except financial assets. Net book value of plant and equipment immediately after the allocation was $4,273.

Results of operation of Golden Cypress for the three months ended September 30, 2008 have been included in the Consolidated Statements of Operations of the Company for three months ended September 30, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principle of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Group are stated in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America and include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three and six months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending March 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Group’s audited consolidated financial statements and notes thereto for the year ended March 31, 2008 as reported in Form 10-KSB.

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
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2008 and March 31, 2008, the allowance for doubtful accounts was approximately $1,013,905 and $817,800, respectively.

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

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which results in the recognition of goodwill when the purchase price exceeds the fair value of net assets acquired. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss of $526,863.

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
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Plant and Equipment and Construction in Progress (continued)

Construction in progress is stated at cost which comprises all direct costs incurred in relation to the construction.

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

Advertising – LED related Out of Home (“OOH”) advertising revenue from advertising services, net of agency rebates and commissions, are recognized ratably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

LED solutions - The Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met. Revenues for LED solutions activities provided on a “supply and build basis” and for consultancy services for which the revenue generation process lasts for several months are recognized on the percentage-of-completion method, measured either by the ratio of costs incurred up to a given date to estimated total costs for each contract, or by an assessment from a quantity surveyor as appointed by our customers.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Others – This includes sales of lighting source products, rental income, commission and service income and sales-type lease income.

Regarding sales of lighting source products, the Company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met. Revenue from rentals and operating leases without any acceptance provisions is recognized on a straight-line basis over the term of the rental or lease. Revenue regarding commission and service income is recognized when services are rendered. Revenue from sales-type leases is recognized over the term of the lease, using the effective interest method.

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
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Segment Information

The Company’s segment reporting is prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The management approach required by SFAS 131 requires that the internal reporting structure used by management for making operating decisions and assessing performance be used as the source for presenting the Group’s reportable segments.

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

The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123R, which recognizes the value of such services at the fair value of the equity instrument or of the goods or services, whichever is more readily determinable.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company’s management believes that this statement will impact the Company in the event of any future acquisition.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board Opinions (“APB”) 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1” or “the FSP”). The FSP requires cash settled convertible debt to be bifurcated into debt and equity components and accounted for separately at issuance. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. The equity component of the convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on the Company’s consolidated balance sheets and the initial carrying values of these debt securities would be correspondingly reduced. Management does not expect that the application of this standard will have any significant effect on the Company’s financial statements.

In October 2008, the FASB issued FASB FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Management does not expect that the application of this standard will have any significant effect on the Company’s financial statements.

NOTE 4. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2008 and March 31, 2008 are summarized as follows:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Cumulative costs incurred on uncompleted contracts	106,758	1,575,574
Cumulative estimated earnings to date	14,064	1,071,896
	120,822	2,647,470
Less: Billings to date	58,483	2,008,435
	62,339	639,035

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Trade deposits	-	1,546
Rental, utilities and other deposits	562,680	393,373
Prepaid expenses	1,414,300	863,092
Other receivables	1,048,872	465,216
Others	2,098	18,804
	3,027,950	1,742,031

NOTE 6. INVENTORIES

Inventories by major category are summarized as follows:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Raw materials	779,961	700,302
Work in progress	694,837	589,119
Finished goods	2,721,417	2,614,377
	4,196,215	3,903,798

NOTE 7. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Testing equipment	121	-
Office equipment	381,352	666,009
Furniture and fixtures	16,485	16,428
Leasehold improvements	328,244	323,900
Motor vehicles	57,672	56,405
Factory machinery and equipment	5,580,068	5,349,055
Total	6,363,942	6,411,797
Less: Accumulated depreciation	(1,826,867)	(1,761,399)
Plant and equipment, net	4,537,075	4,650,398

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7. PLANT AND EQUIPMENT, NET (continued)

Equipment held under capital leases and included above is summarized as follows:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Office equipment	8,869	8,869
Less: Accumulated depreciation	(4,927)	(3,449)
Equipment, net held under capital leases	3,942	5,420

NOTE 8. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Production facilities for Xenon lights	1,249,413	1,221,978
Loss on write-down of production facilities held-for-sale	(937,060)	(916,484)
Transferred to current assets of discontinued operation	(312,353)	(305,494)
Construction in progress, net	-	-

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill was recognized upon to the acquisition of equity interests in Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Lightscape Technologies (Macau) Limited (“Lightscape Macau”) and represents the costs of the investments over the estimated fair value of the underlying net assets acquired. Changes to goodwill during the six months ended September 30, 2008 and the year ended March 31, 2008 are as follows:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of the period	4,476,574	5,003,437
Impairment losses recognized	-	(526,863)

Balance at the end of the period	4,476,574	4,476,574

Impairment Losses on Goodwill for Investment in Beijing Illumination

The write-down of goodwill of $526,863 was based on the discounted cash flows analysis as conducted by the management (“discounted cash flows analysis”) regarding Beijing Illumination for the year ended March 31, 2008.

Management had assessed the basis to ascertain the amount of impairment losses on goodwill and intangible assets. The discounted cash flows analysis was carried out on the basis of fair value, which is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Impairment Losses on Goodwill for Investment in Beijing Illumination (continued)

Management takes full responsibility for valuing the assets and the liabilities of the acquired entity, and had carefully reviewed the reasonableness of the basis of valuation, valuation assumptions and valuation methodology, in particular the use of the income approach, which is also known as the discounted cash flow method (“DCF”). The fair value of goodwill and intangible assets were determined by applying a discount rate (the cost of capital) in the DCF model to determine the net present value of our acquired subsidiary’s future expected cash flows.

Intangible Assets

Intangible assets arise from the acquisition of interests in subsidiaries. The costs of the intangible assets were determined during the allocation of the purchase prices based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. Acquired intangible assets consist of the following:

	September 30, 2008			March 31, 2008
		Accumulated			Accumulated
		amortization			amortization
		and			and
	Cost	impairment	Net	Cost	impairment	Net
	$	$	$	$	$	$
Subject to amortization
Completed technology – AHP	1,172,616	(1,083,252)	89,364	1,172,616	(999,494)	173,122
Completed technology – HID	1,214,012	(769,003)	445,009	1,214,012	(617,252)	596,760
Software and license (i)	647,077	(452,335)	194,742	641,077	(345,101)	295,976
Customer lists and relationships	45,797	(21,729)	24,068	45,797	(19,437)	26,360
Distributors list	179,351	(167,557)	11,794	179,351	(137,665)	41,686
Total	3,258,853	(2,493,875)	764,977	3,252,853	(2,118,949)	1,133,904

Not subject to amortization
Trademark	566,210	-	566,210	566,210	-	566,210

Total	3,825,063	(2,493,875)	1,331,187	3,819,063	(2,118,949)	1,700,114

(i) including an addition of $6,000 during the three months ended September 30, 2008

Amortization expenses charged to net loss from operations for the six months ended September 30, 2008 and 2007 were approximately $393,354 and $374,626 respectively. Anticipated amortization expense on intangible assets for each of the following years is as follows:

Twelve months ending September 30,	$
2009	599,923
2010	165,054
764,977

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10. SECURED LOAN

The loan commenced on September 29, 2008 with a non-bank financial institution at a principal amount of $400,896 (or HK$3,118,970) with a maturity date of 60 days (November 28, 2008) at an annual interest rate of 10%. The loan is secured by accounts receivable of Lightscape Macau.

NOTE 11. BANK BORROWINGS

Bank borrowings relate to two term loans and one term loan borrowed from DBS Bank and OCBC Bank, respectively, by Media AV, with principal of Singapore Dollars (“SGD”) SGD100,000, SGD50,000 and SGD50,000, respectively. The commencement dates are April 3, 2007, June 27, 2008 and February 1, 2007 respectively. The loans are repayable by 36, 24 and 60 monthly installments, and incur interest at an annual rate of 12.5%, 12.5% and 13.12% respectively. These loans are secured by a deed of guarantee and indemnity by a director of Media AV.

The following is a summary of future repayments related to bank borrowings for the next five years:

Twelve months ending September 30,	$
2009	49,721
2010	35,812
2011	8,201
2012	3,688
2013	-
97,422

NOTE 12. OBLIGATIONS UNDER CAPITAL LEASES

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments, with $nil representing interest	16,628	7,243
Less: Current portion of obligations under capital leases	(12,046)	(1,774)
Long-term portion of obligations under capital leases	4,582	5,469

The following is a summary of future minimum lease payments under capital leases as of September 30, 2008:

Twelve months ending September 30,	$
2009	12,046
2010	1,774
2011	1,774
2012	1,034
16,628

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of five years. For the six months ended September 30, 2008, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and require no contingent rental payments. The interest expenses incurred on these capital leases were $nil and $nil for the six months ended September 30, 2008 and 2007, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NOTE 14. TOTAL COMPREHENSIVE LOSS

	Three Months		Six Months Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net loss attributable to common shareholders of the
Company	(739,331)	(992,662)	(1,733,192)	(2,312,634)
Foreign currency translation adjustments	(33,374)	(1,940)	119,920	(21,803)

Total comprehensive loss	(772,705)	(994,602)	(1,613,272)	(2,334,437)

NOTE 15. FOREIGN CURRENCY TRANSACTION LOSS

Foreign currency transaction losses of $26,748 and of $21,803 for the six months ended September 30, 2008 and 2007, respectively, were included in determining net losses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 16. INCOME TAX

As of September 30, 2008 and March 31, 2008, the components of deferred tax assets and liabilities were as follows:

	At September 30,	At March 31,
	2008	2008
	$	$

Deferred tax assets
- tax losses	1,172,413	961,976
- valuation allowance as of March 31, 2008	(877,511)	(877,511)
- valuation allowance increased during the six months ended	(210,437)	-
September 30, 2008
-Total valuation allowance at September 30, 2008	(1,087,948)	(877,511)
Net deferred tax assets	84,465	84,465

Deferred tax liabilities
- Financial statements depreciation and amortization in excess	(84,465)	(84,465)
of tax
Net deferred tax	-	-

For the operating loss carry forwards of approximately $6,583,489 as of September 30, 2008, it will be carried forward indefinitely.

As at September 30, 2008, the Company had accumulated net operating loss carryforwards for Hong Kong income tax purposes of approximately $5,502,071 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has increased the valuation allowance by $144,772 during the six months ended September 30, 2008 to reduce the deferred tax asset associated with the net operating loss carryforwards to $84,465 at September 30, 2008.

Additionally, as of September 30, 2008, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $1,081,418. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at September 30, 2008. These tax losses yield deferred tax assets of approximately $264,571, as of September 30, 2008. The valuation allowance has increased approximately $65,665 from March 31, 2008 to September 30, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 16. INCOME TAX (continued)

The components of profit (loss) before income tax and minority interests are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	$	$	$	$
Hong Kong	(758,494)	(633,832)	(1,670,565)	(1,572,009)
Macau	(10,313)	(168,481)	(52,688)	(256,685)
Singapore	18,365	-	18,365	-
Mainland, the PRC	(306,291)	(135,363)	(353,196)	(442,190)

	(1,056,733)	(937,676)	(2,058,084)	(2,270,884)

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
  No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the three months ended September 30, 2008 and 2007. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years. However, as TT (Zhuhai) derived no taxable profits since its commencement of operations, this preferential tax treatment has expired and it will be required to pay a tax rate of 25% from January 1, 2008 onward.
  Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”) is exempted from PRC enterprise income tax for two years starting from its first profitable year from January 2004 to December 2005. After it became a wholly foreign owned enterprise, Beijing Aihua is required to pay an effective tax rate of 12%, a 50% reduction from its normal tax rate of 24%, from January 2006 to December 2008. From January 1, 2009 onward, Beijing Aihua will be required to pay a normal 25% tax rate.
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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 16. INCOME TAX (continued)

Income tax expense (credit) for the three months and six months ended September 30, 2008 and 2007 represents the provision for income tax in the following jurisdictions:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	$	$	$	$
Current taxes:
Hong Kong	-	-	-	-
Macau	(206,977)	-	(206,977)	-
Singapore	-	-	-	-
Mainland, PRC	-	-	-	-

	(206,977)	-	(206,977)	-

NOTE 17. DISCONTINUED OPERATIONS

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

Remaining assets of the energy savings segment include only certain receivables and lease receivables less unearned interests under sales-type leases. Except for the collection of these receivables, the Company will no longer have any significant continuing involvement in the energy-savings segment. Therefore, the energy savings segment has been classified as discontinued operations in accordance with SFAS 144.

Furthermore, the Company has determined to dispose of construction in progress that was to be used for the production of a proposed product line of its lighting source business. This asset has been stated at fair value less costs to sell and is included with current assets of discontinued operations on the accompanying Consolidated Balance Sheets.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 17. DISCONTINUED OPERATIONS (continued)

Revenues and net profit (loss) from discontinued operations of the energy savings business and disposal of construction in progress is as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	$	$	$	$
Operating revenue	1,260	490	2,754	37,338

Pre-tax loss from discontinued operations	(7,667)	(77,713)	(21,613)	(99,545)
Income tax credit	41,447	-	41,447	-

Net profit (loss) from discontinued operations	33,780	(77,713)	19,834	(99,545)

NOTE 18. CONCENTRATION OF CREDIT RISK

As of September 30, 2008 and March 31, 2008, the Company has a credit risk exposure of uninsured cash in banks of $255,332 and $3,928,790 respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk. Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, $2,296,500 out of a total of $2,551,832 of the Company’s cash held with banks in Hong Kong is now subject to no credit risk

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the six months ended September 30, 2008, one customer accounted for approximately 17.3% of the Company’s total revenues. As of September 30, 2008, there is one customer whose account receivable to the Company accounted for 27.5% of total accounts receivable.

The Company relies on supplies from numerous vendors. For the six months ended September 30, 2008, one vendor accounted for approximately 14.8% of total supply purchases.

The Company’s business, assets and operations are currently focused on the LED outdoor advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, Singapore and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

NOTE 19. COMMITMENTS

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 1 to 3 years. The following is a summary of future minimum lease payments under operating leases as of September 30, 2008. Rental expense was $146,946 and $116,201 for the six months ended September 30, 2008 and 2007, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 19. COMMITMENTS (continued)

Twelve months ending September 30,

$
2009	423,752
2010	380,100
2011	271,502
Thereafter	-
1,075,354

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 20. RELATED PARTY BALANCES AND TRANSACTIONS (continued)

Related Party Balances

The amounts due to a director and a director of a subsidiary represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	September 30,	March 31,
	2008	2008
	$	$

Amount due to a director
Mr. Bondy Tan	552,699	-

Amount due to a director of a subsidiary
Mr. Choong Yip Weng	150,823	-

NOTE 21. SEGMENT INFORMATION

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

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	$	$	$	$
Segment revenues from external customers:
Advertising	-	-	-	-
LED solutions	749,920	23,242	1,402,869	23,242
Other	334,171	433,964	1,239,929	1,248,860
	1,084,091	457,206	2,642,798	1,272,102

Operating losses:
Advertising	-	-	-	-
LED solutions	(604,111)	(663,188)	(1,390,155)	(490,313)
Other	(452,622)	(274,488)	(667,929)	(1,780,571)

Loss from continuing operations before income tax and
minority interests	(1,056,733)	(937,676)	(2,058,084)	(2,270,884)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 21. SEGMENT INFORMATION (continued)

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Segment assets:
Advertising	410,701	-
LED solutions	14,218,445	17,333,269
Other	8,474,171	8,193,453
	23,103,317	25,526,722
Assets of discontinued operations	748,187	826,368
	23,851,504	26,353,090

Geographical Information:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	$	$	$	$
Total sales:
Mainland, the PRC	188,137	363,104	833,783	1,097,652
Hong Kong	282,425	20,805	933,176	22,250
Singapore	479,211	23,242	479,211	23,242
India	18,687	26,598	44,688	44,362
Mexico	113,837	-	344,244	-
Others	1,794	23,457	7,696	84,596
	1,084,091	457,206	2,642,798	1,272,102

The location of the Company’s long-lived assets is as follows:

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$

Hong Kong	6,175,304	6,805,936
Singapore	31,763	-
Mainland, the PRC	4,212,290	4,147,671
	10,419,357	10,953,607

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 22. WARRANTS

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

The warrants have been accounted for as common stock warrants at fair value in the amount of $344,673, which forms part of shareholder’s equity, with the corresponding charge debited directly to additional paid-in capital, for the year ended March 31, 2008. The valuation was performed by the management in accordance with Generally Accepted Valuation Methodologies, including but not limited to, the discounted cash flow method, the Black-Scholes-Merton option pricing model, and the Binomial option model, as required by SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) issued by the FASB.

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

               We are a holding company owning subsidiaries engaged in three main business activities: (i) light-emitting diode (“LED”) outdoor advertising, (ii) LED solutions and (iii) other lighting source products. During the six months ended September 30, 2008, approximately 0% of our revenue was derived from our LED outdoor advertising business, 53% from our LED solutions business and 47% from other business.

LED Outdoor Advertising Business

               We design, install and operate LED outdoor advertising billboards. We anticipate greater activity and revenues in the LED outdoor advertising business upon the formal closing of a joint venture agreement we signed on February 12, 2008 to build an LED outdoor advertising network in the People’s Republic of China (the “PRC” or “China”). We entered this joint venture agreement with Beijing Xintong Media & Cultural Development Co. Ltd. (“BX”). Pursuant to the terms of the joint venture agreement, (i) the joint venture company will be named Beijing Xintong New Vision Media Advertising Co. Ltd. (“BXNV”), (ii) our company agreed to contribute to BXNV cash and an LED billboard for the joint venture’s initial installation within ninety business days of signing the agreement, and (iii) in exchange for these contributions, our company will obtain 50.1% ownership of BXNV, with the remaining 49.9% to be held by BX.

               The joint venture formation process is ongoing. Certain details of the joint venture arrangement are being finalized, including the process of completing the transfer of the 50.1% share ownership in BXNV from BX to our company (or one of our subsidiaries), and other minor strategic and operational details. Management does not believe that there are any material risks to our ultimate receipt of 50.1% ownership of BXNV as originally contemplated by the terms of the joint venture agreement signed on February 12, 2008. Post-formation, we intend to account for our 50.1% interest in the joint venture as a subsidiary in our consolidated financial statements. As such, we will consolidate all profit and loss, assets and liability items and eliminate the future minority shareholding portion held by BX, in this case 49.9%, as a minority interest. We expect the joint venture agreement to close before the end of March 2009.

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

Other Business

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

Critical Accounting Policies

               Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

               Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Revenue Recognition

               Our company recognizes revenue when it has persuasive evidence of an arrangement, the product has been delivered and installed or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are specific revenue recognition policies for each major category of revenue.

Advertising – LED outdoor advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

LED solutions – Our company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met. Revenues for LED solutions activities provided on a “supply and build basis” and for consultancy services for which the revenue generation process lasts for several months are recognized on the percentage-of-completion (“PC”) method.

American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts, (1955)” and AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (1981)” address revenue recognition for long-term construction-type contracts. Since most of our company’s LED solution revenue relates to construction contracts, which by their nature are long-term, the underlying accounting principle known as matching — expenses follow revenues — would be violated if the revenue from the contract were recognized upon contract execution or sale of the services.

There are two acceptable methods of revenue recognition under the preceding pronouncements for construction contractors. These are not alternative methods, however, from which contractors are free to choose regardless of the circumstances. One is the PC method and the other is the completed contract (“CC”) method. Under the PC method, the construction contractor recognizes revenue over the life of the construction contract based on the degree of completion. For example, 50% completion means recognition of one-half of revenues, costs, and income. Under the CC method, all revenues, costs, and income are recognized only at completion of the construction project, ordinarily at the end of the construction contract. The PC method is preferred and should be used whenever the conditions for its use are satisfied.

SOP 81-1 requires that the PC method be used in lieu of the CC method when all of the following are present: (1) Reasonably reliable estimates can be made of revenue and costs; (2) The construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; (3) The contract purchaser has the ability and expectation to perform all contractual duties; and (4) The contract contractor has the same ability and expectation to perform.

SOP 81-1 states, “Contract costs generally include direct costs, such as materials, direct labor, and subcontracts and indirect costs identifiable with or allocable to the contracts.”

Our company always seeks to use the fairest approximation of the PC method. LED solutions projects for which our clients can provide their quantity surveyor’s certificate (“QC certificate”) regarding PC, this basis will be applied consistently for estimation and accrual of revenue and related costs. In the absence of a QC certificate, our company will calculate a project’s PC based on the ratio of incurred costs to estimated final costs.

Contract costs include all direct material, labor, subcontract and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. We generally provide a one-year warranty for workmanship under our contracts. Warranty claims historically have been inconsequential.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed on these contracts. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts.

Other – This includes sales of lighting source products, rental income, commission and service income and sales-type lease income. Regarding sales of lighting source products, our company sells its products directly to end users and through distributors. Revenue is recognized when the product is delivered to the customer and all other revenue recognition criteria are met. Revenue from rentals and operating leases without any acceptance provisions is recognized on a straight-line basis over the term of the rental or lease. Revenue regarding commission and service income is recognized when services are rendered. Revenue from sales-type leases is recognized over the term of the lease, using the effective interest method.

Foreign Currency Translation

               The functional currency of our company is Hong Kong dollars (“HKD”). Transactions in other currencies are recorded in HKD at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are measured in HKD at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the consolidated statements of operations as a component of current period earnings. For financial reporting purposes, the financial statements of our company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rate for the period and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the translation are included in foreign exchange adjustment in other comprehensive income, a component of stockholders’ equity.

Impairment of Long-Lived Assets

               Our company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that our company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in our company’s strategy and other changes in our operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Accounts Receivables and Allowance for Doubtful Accounts

               Our company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. We believe that credit risk is limited because our company routinely assesses the financial strength of our customers and, based upon factors surrounding the credit risk of our customers, we establish an allowance for uncollectible accounts receivable. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowances is limited. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when our company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Material Trends and Uncertainties

               Periodic changes occur in our company’s industry and business that make it reasonably likely that aspects of our future operating results will be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. We attempt to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of our company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

               We are building an LED outdoor advertising network in the PRC, Hong Kong and other areas of Asia. Following the acquisition of Lightscape Technologies (Macau) Limited (“Lightscape Macau”) in 2006, our company entered the LED solutions business, which includes the design, supply and building of LED systems, OEM and licensing of our proprietary intelligent lighting control software, and rental of LED hardware. Our current business strategy is focused on (i) building and expanding our LED outdoor advertising network through existing partnerships and by establishing new partnerships with major property owners and developers in Asia, (ii) establishing advertising sales channels for our LED outdoor advertising network by forming strategic partnerships with advertising agencies and (iii) growing sales from our LED solutions business, primarily our LED systems segment, through design, supply and build contracts with high-end real estate developments in China, Hong Kong, Singapore and other areas of Asia. The future performance of these specific business segments may materially affect the future performance of our company. Our company continues to develop, manufacture and sell lighting source products. However, we are reviewing our plans and strategic options related to this business unit. Our company has identified this shift in strategic business focus away from lighting source products and energy-savings solutions towards LED outdoor advertising and LED solutions as a trend that is reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

Summary of Key Results

               Total net revenue for the six months ended September 30, 2008 was $2,642,798, which represents a 108% increase from the total net revenue of $1,272,102 for the six months ended September 30, 2007.

               Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, for the six months ended September 30, 2008 were $2,113,489, which represents an 8% increase over operating expenses of $1,948,558 for the six months ended September 30, 2007.

               Basic loss per share for the six months ended September 30, 2008 was $0.03 compared to a basic loss per share of $0.06 for the six months ended September 30, 2007. Fully diluted loss per share for the six months ended September 30, 2008 was $0.03 compared to a loss per share of $0.06 on a fully diluted basis for the six months ended September 30, 2007.

Results of Operations - Three Months Ended September 30, 2008

               Our net loss for the three months ended September 30, 2008 was $739,331 compared to a net loss of $992,662 for the three months ended September 30, 2007, a decrease of $253,331, or 26%. The decrease in net loss is primarily attributable to the increase in revenue from LED solutions during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and an income tax credit of $206,977 during the three months ended September 30, 2008.

Revenues and Cost of Revenues

               Total net revenue for the three months ended September 30, 2008 was $1,084,091, representing a 137% increase from the total net revenue of $457,206 for the three months ended September 30, 2007. The increase in net revenues is primarily attributable to the increase in revenue from LED solutions.

               Specifically, revenue related to our LED outdoor advertising business remained at $nil for the three months ended September 30, 2008 as compared to $nil during the three months ended September 30, 2007. Our LED outdoor advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the three months ended September 30, 2008 and are expected to begin generating advertising revenue in the near future. Our company has formed a strategic partnership with Ogilvy & Mather Group, a major advertising agency in Hong Kong, to sell advertising space on our LED billboards.

               Revenue related to our LED solutions business increased to $749,920 for the three months ended September 30, 2008 from $23,242 during the three months ended September 30, 2007. The increase in revenues was due primarily to the completion of several new LED solutions contracts during the three months ended September 30, 2008 as compared to a fewer number of contracts completed during the three months ended September 30, 2007. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

               Sales from our other business, which includes our lighting source products business, were $334,171 for the three months ended September 30, 2008, compared to $433,964 for the three months ended September 30, 2007, representing a decrease of 23%. The decrease in revenues from our other businesses was due primarily to a decrease in revenue from sales of lighting source products by our subsidiary Beijing Illumination. The decrease in sales by Beijing Illumination was due primarily to the effect of a change of local senior executives and internal restructuring during the three months ended September 30, 2008 and in prior periods. The purpose of the changes and restructuring was to reduce manufacturing costs and foster Beijing Illumination’s sales and marketing network in China. We are currently reviewing our plans and strategic options related to our lighting source products business.

               Total cost of revenues for the three months ended September 30, 2008 was $730,940, which represents an increase of 137% as compared to total cost of revenues of $307,809 for the three months ended September 30, 2007. The increase in the total cost of revenues during the three months ended September 30, 2008 was a direct correlation to the corresponding 137% increase in total sales revenues.

Amortization of Intangible Assets

               Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services Limited (“TFEMS”) and Beijing Illumination. These intangible assets are comprised of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended September 30, 2008 was $187,701 as compared to $187,400 for the three months ended September 30, 2007.

Operating Expenses

               Operating expenses for the three months ended September 30, 2008 were $1,174,033, which represents an 18% increase in operating expenses over $994,451 for the three months ended September 30, 2007. Selling and marketing expenses, general and administrative expenses, and bad debts constitute the main components of our operating expenses.

               Selling and marketing expenses for the three months ended September 30, 2008 decreased approximately 25% to $122,322 from $162,449 for the three months ended September 30, 2007. The decrease was mainly due to decreased advertising expenses and staff costs. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED outdoor advertising and LED solutions businesses.

               General and administrative expenses increased by 7% during the three months ended September 30, 2008 to $890,398 from $832,002 for the three months ended September 30, 2007. The increase was mainly due to increased staff and business development costs for the three months ended September 30, 2008 to provide the foundation to support our anticipated overall business growth, particularly our LED outdoor advertising and LED solutions businesses. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand.

               Bad debt expenses increased to $161,313 during the three months ended September 30, 2008 from $nil for the three months ended September 30, 2007. The increase in bad debts was due primarily to the increase in allowance for doubtful accounts of Beijing Illumination. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience related to accounts receivable.

Income Taxes

                    We received an income tax credit of $206,977 during the three months ended September 30, 2008 compared to $nil for the three months ended September 30, 2007. This tax credit was related to our operations in Macau and arose as a result of the finalization of a Complementary Income Tax assessment as issued by the Macao Finance Service Bureau for the 2007 assessment year, under which $nil tax is payable as the assessable profits were below the statutory allowance level. This tax credit is a one-time event and therefore is not of a recurring nature.

Results of Operations - Six Months Ended September 30, 2008

               Our net loss for the six months ended September 30, 2008 was $1,733,192 compared to a net loss of $2,312,634 for the six months ended September 30, 2007, a decrease of $579,442 or 25%. The decrease in net loss is primarily attributable to the increase in revenue from LED solutions during the six months ended September 30, 2008 compared to the six months ended September 30, 2007 and an income tax credit of $206,977 during the six months ended September 30, 2008.

Revenues and Cost of Revenues

               Total net revenue for the six months ended September 30, 2008 was $2,642,798, representing a 108% increase from the total net revenue of $1,272,102 for the six months ended September 30, 2007. The increase in net revenues is primarily attributable to the increase in revenue from LED solutions.

               Specifically, revenue related to our LED outdoor advertising business remained at $nil for the six months ended September 30, 2008 as compared to from $nil during the six months ended September 30, 2007. Our LED outdoor advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the six months ended September 30, 2008 and are expected to begin generating advertising revenue in the near future. Our company has formed a strategic partnership with Ogilvy & Mather Group, a major advertising agency in Hong Kong, to sell advertising space on our LED billboards.

               Revenue related to our LED solutions business increased to $1,402,869 for the six months ended September 30, 2008 from $23,242 during the six months ended September 30, 2007. The increase in revenues was due primarily to the completion of several new LED solutions contracts during the six months ended September 30, 2008 as compared to a fewer number of contracts completed during the six months ended September 30, 2007. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

               Sales from our other business, which includes our lighting source products business, were $1,239,929 for the six months ended September 30, 2008 compared to $1,248,860 for the six months ended September 30, 2007, representing a decrease of under 1%. We are currently reviewing our plans and strategic options related to our lighting source products business.

               Total cost of revenues for the six months ended September 30, 2008 was $1,857,908, which represents an increase of 99% as compared to total cost of revenues of $935,899 for the six months ended September 30, 2007. The increase in the total cost of revenues during the six months ended September 30, 2008 was directly associated with the 108% increase in sales revenues.

Amortization of Intangible Assets

               Our company acquired certain intangible assets through the acquisitions of TFEMS and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the six months ended September 30, 2008 was $393,354 as compared to $374,626 for the six months ended September 30, 2007.

Operating Expenses

               Operating expenses for the six months ended September 30, 2008 were $2,360,442, which represents a 21% increase in operating expenses over $1,948,558 for the six months ended September 30, 2007. Selling and marketing expenses, general and administrative expenses, and bad debts constitute the main components of our operating expenses.

               Selling and marketing expenses for the six months ended September 30, 2008 decreased approximately 20% to $286,297 from $357,756 for the six months ended September 30, 2007. The decrease was mainly due to decreased advertising expenses and staff costs. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED outdoor advertising and LED solutions businesses.

               General and administrative expenses increased by 15% during the six months ended September 30, 2008 to $1,827,192 from $1,590,802 for the six months ended September 30, 2007. The increase was mainly due to increased staff and business development costs for the six months ended September 30, 2008 to provide the foundation to support our anticipated overall business growth, particularly our LED outdoor advertising and LED solutions businesses. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand.

               Bad debt expenses increased to $246,953 during the six months ended September 30, 2008 from $nil for the six months ended September 30, 2007. The increase in bad debts was due primarily to the increase in allowance for doubtful accounts of Beijing Illumination. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience related to accounts receivable.

Income Taxes

                    We received an income tax credit of $206,977 during the six months ended September 30, 2008 compared to $nil for the six months ended September 30, 2007. This tax credit was related to our operations in Macau and arose as a result of the finalization of a Complementary Income Tax assessment as issued by the Macao Finance Service Bureau for the 2007 assessment year, under which $nil tax is payable as the assessable profits were below the statutory allowance level.. This tax credit is a one-time event and is therefore not of a recurring nature.

Liquidity and Capital Resources

               Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

               As of September 30, 2008, our company had a net working capital surplus of $10,359,950 compared to a surplus of $11,490,237 as of March 31, 2008, representing a decrease in working capital of

$1,130,287. The cash and cash equivalents of our company decreased to $2,588,041 as at September 30, 2008 as compared to $3,978,500 as of March 31, 2008.

Cash Flow Related to Operating Activities

               Operating activities used cash of $2,268,975 for the six months ended September 30, 2008 as compared to operating activities using cash of $539,736 for the six months ended September 30, 2007. The increase in cash used in operating activities was mainly due to an increase in prepaid expenses, including prepaid cost of goods sold, increase in other receivables and a decrease in trade payables.

Cash Flow Related to Investing Activities

               Net cash used in investing activities amounted to $18,252 during the six months ended September 30, 2008 as compared to investing activities using cash of $133,155 during the six months ended September 30, 2007. The decrease in cash used in investing activities is attributable primarily to decreased purchases of equipment during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.

               Our company incurred capital expenditures of $39,436 during the six months ended September 30, 2008 and $133,155 for the six months ended September 30, 2007. The decrease in capital expenditures for the six months ended September 30, 2008 as compared to September 30, 2007 was mainly attributable to decreased purchases of equipment. As of September 30, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Cash Flow Related to Financing Activities

               Financing activities generated cash of $960,254 for the six months ended September 30, 2008 as compared to financing activities using cash of $1,547,387 for the six months ended September 30, 2007. The increase in net cash flow generated by financing activities was mainly due to proceeds of $400,896 from short-term borrowings for the six months ended September 30, 2008 compared to $nil for the six months ended September 30, 2007, and a decrease in convertible note redemptions to $nil for the six months ended September 30, 2008 as compared to $6,000,000 for the six months ended September 30, 2007.

               During the six months ended and as of September 30, 2008, our company had obtained a short-term loan secured by accounts receivable of Lightscape Macau. This loan commenced on September 29, 2008 with a non-bank financial institution at a principal amount of $400,896 with a maturity date of 60 days at an annual interest rate of 10%. This loan is repayable on the maturity date of November 28, 2008.

               Management believes that additional cash may be necessary in the foreseeable future to finance our expanding LED outdoor advertising and LED solutions businesses. We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us.

Off-Balance Sheet Arrangements

               Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                    Not applicable.

Item 4T. Controls and Procedures.

               As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

               We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of September 30, 2008. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

               Approximately 17.3% of our revenue was contributed from one customer for the six months ended September 30, 2008. If this or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

Our company is subject to foreign exchange rate risk, particularly fluctuations in the exchange rate between Chinese Renminbi and United States dollars and between Singapore dollars and United States dollars.

               Our company may enter sales transactions denominated in Chinese Renminbi and Singapore dollars. While Singapore dollars are free from to exchange control, with free conversion of currency, the PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and services, but not for capital account transactions, including direct investment, loan or investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange of the PRC is obtained. Although the Chinese government regulations now allow greater convertibility of Renminbi for current account transactions, significant restrictions still remain.

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

               Our company has experienced moderate foreign exchange gains and losses to date due to the relative stability of the Renminbi up to late July 2006. However, we are not sure what effect, if any, the decoupling of the Renminbi from the United States dollar from late July 2006 onward will have on our financial statements and results of operations. We do not currently engage in hedging activities to reduce our exposure to exchange rate fluctuation.

               The recent global financial crisis may lead to drastic and unanticipated fluctuations in the exchange rates of Renminbi and Singapore dollars, which may affect our company through either foreign exchange gains or losses to be accounted for in the statement of operations, and which may materially affect our operating results and financial position.

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

                    We granted registration rights to the holders of shares of our common stock (and holders of warrants to purchase shares of our common stock) issued pursuant to a capital-raising transaction which we closed on March 17, 2008. Pursuant to our registration rights agreement, our company filed a Form S-1 registration statement with the Securities and Exchange Commission on July 21, 2008 for the registration of 8,750,000 shares of our common stock. On July 28, 2008, the registration statement covering these shares of our common stock was declared effective by the Securities and Exchange Commission, enabling the selling stockholders to resell up to approximately 15.7% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decrease in price of our common stock, our current stockholders and purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

               We have been late in filing our quarterly and annual reports on two occasions in the past two years: our quarterly report for the period ending September 30, 2006 and our annual report for the period ending March 31, 2007. As a result, if we are late in filing our quarterly report for the period ending September 30, 2008, we would have been late in filing our reports three times in a two-year period and we may become ineligible for quotation on the OTC Bulletin Board. In addition, if we are late multiple times in filing any of our annual or quarterly reports during the next two years, we may become ineligible for quotation on the OTC Bulletin Board. If our common stock becomes ineligible for quotation on the OTC

Bulletin Board, it would negatively affect the market for our common stock and it may become more difficult for us to obtain additional equity financing as shares of our common stock would be less attractive to potential investors.

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.3	Certificate of Reverse Stock Split filed with the Nevada Secretary of State on November 12, 2003 (incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003)

3.4

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 3, 2004 (incorporated by reference from our Quarterly Report on Form 10- QSB filed on May 15, 2004)

3.5	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)

3.6	Articles of Merger filed with the Secretary of State of Nevada on April 17, 2007 effective April 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2007)

Exhibit Number	Description

3.7	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2008)

(10)	Material Contracts

10.1	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.2

OEM Agreement between Lightscape Technologies (Macau) Limited and Strong Base Electronic-optic Technology Corp., dated October 23, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2006)

10.3	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.4

Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.5	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

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

10.11	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

Exhibit Number	Description

10.12

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.13

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese) (incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2008)

10.14

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.15

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.16

Escrow Agreement among Lightscape Technologies Inc., Roth Capital Partners, LLC and Tri- State Title & Escrow, LLC, as escrow agent, dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.17	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 30, 2004)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 13, 2008