Form 10-Q
period 2008-12-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2009-02-17
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-30299

LIGHTSCAPE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18/F., 318 Hennessy Road, W Square, Wanchai, Hong Kong
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of February 1, 2009.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2008
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	December 31,	March 31,
	2008	2008
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,545,038	3,976,565
Accounts receivable, net of allowance for doubtful accounts
of $839,180 on December 31, 2008 and $817,790 on March 31,
2008	3,289,828	4,438,207
Costs and estimated earnings in excess of billings on uncompleted
Contracts	137,617	639,035
Prepaid expenses and other current assets	4,086,633	1,742,031
Inventories	3,713,141	3,903,798
Current assets of discontinued operations	725,001	699,847

Total current assets	13,497,258	15,399,483

Intangible assets, net	1,149,987	1,700,114
Goodwill	4,476,574	4,476,574
Plant and equipment, net	4,805,043	4,650,398
Net investment in sales-type leases of discontinued operations	58,484	126,521

	10,490,088	10,953,607

TOTAL ASSETS	23,987,346	26,353,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans – current portion	49,311	-
Trade payables	1,461,240	2,413,203
Amount due to a director	771,208	-
Amount due to a director of a subsidiary	150,965	-
Accrued expenses and other current liabilities	1,419,698	763,797
Obligations under capital leases – current portion	11,196	1,774
Income tax payable	10,606	366,281
Current liabilities of discontinued operations	276,455	364,191

Total current liabilities	4,150,679	3,909,246

Non-current liabilities:
Bank loans – long-term portion	35,806	-
Obligations under capital leases – non-current portion	4,434	5,469

Total non-current liabilities	40,240	5,469

Total liabilities	4,190,919	3,914,715

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	December 31,	March 31,
	2008	2008
	(Unaudited)
	$	$

Minority interest	1,313,539	1,421,702

COMMITMENTS (see Note 18)

Shareholders’ equity:
Preferred stock, par value of $0.001 each;
100,000,000 shares authorized, none issued or outstanding

Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at December 31, 2008 and at
March 31, 2008	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants (see Note 21)	344,673	344,673
Statutory surplus reserves	28,944	28,944
Accumulated other comprehensive income	1,069,878	1,082,442
Accumulated deficit	(17,157,191)	(14,635,970)

Total shareholders’ equity	18,482,888	21,016,673

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	23,987,346	26,353,090

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Expressed in US dollars (except for number of common shares)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	$	$	$	$
Revenues:
Advertising revenue	-	-	-	-
LED solutions revenue	1,406,668	2,975,913	2,809,537	2,999,155
Other revenue	294,631	641,281	1,534,560	1,890,141

Total net revenues	1,701,299	3,617,194	4,344,097	4,889,296

Cost of revenues:
Cost of sales of Advertising revenue	-	-	-	-
Cost of sales of LED solutions revenue	(870,190)	(2,482,775)	(1,866,193)	(2,570,252)
Contract costs of Other revenue	(244,244)	(444,509)	(1,106,149)	(1,292,931)

Total cost of revenues	(1,114,434)	(2,927,284)	(2,972,342)	(3,863,183)

Gross profit	586,865	689,910	1,371,755	1,026,113

Allowance for doubtful debts	174,709	-	(72,244)	-
Amortization	(184,928)	(133,846)	(578,282)	(401,537)
Depreciation	(50,606)	(77,561)	(145,225)	(229,603)
Loss on disposal of property, plant and equipment	(65,614)	-	(65,614)	-
Selling and marketing expenses	(276,204)	(149,356)	(562,501)	(507,112)
General and administrative expenses	(976,071)	(844,309)	(2,803,263)	(2,516,306)

Loss from operations	(791,849)	(515,162)	(2,885,374)	(2,628,445)

Interest expense	(12,726)	(1,903)	(22,980)	(397,548)
Interest income	183	3,619	792	39,071
Gain on redemption of redeemable convertible
notes and options	-	-	-	194,968
Other income	9,944	5,446	25,030	13,170

Loss from continuing operations before income tax
and minority interests	(794,448)	(507,900)	(2,852,532)	(2,778,784)
Income tax benefit	5,084	-	212,061	-

Net loss from continuing operations before
minority interests	(789,364)	(507,900)	(2,640,471)	(2,778,784)
Minority interests	10,083	19,988	108,164	77,783

Net loss from continuing operations	(779,281)	(487,912)	(2,532,307)	(2,701,001)

Discontinued operations
Net profit (loss) from discontinued operations,
net of income taxes	(8,748)	(64,015)	11,086	(163,560)

Net loss attributable to common shareholders	(788,029)	(551,927)	(2,521,221)	(2,864,561)

Loss per share
- Basic and diluted
Continuing operations	(0.01)	(0.01)	(0.05)	(0.07)
Discontinued operations	-	-	-	-
Total	(0.01)	(0.01)	(0.05)	(0.07)

Weighted average number of common shares
outstanding
- Basic and diluted	55,876,410	44,584,019	55,876,410	40,797,592

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

						Total Comprehensive (Loss) Income
						Accumulated Other Comprehensive
	Common Shares					(Loss) Income
							Foreign
			Common	Additional	Statutory	Unrealized	Currency		Total	Total
			Stock	Paid-In	Surplus	Loss on	Translation	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Warrants	Capital	Reserves	Investments	Adjustment	Deficit	(Loss) Income	Equity

Balance at
April 1, 2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,082,442	(14,635,970)	(13,553,528)	21,016,673

Foreign currency
translation
adjustment	-	-	-	-	-	-	153,294	-	153,294	153,294
Net loss	-	-	-	-	-	-	-	(993,861)	(993,861)	(993,861)

Balance at
June 30, 2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,235,736	(15,629,831)	(14,394,095)	20,176,106

Foreign currency
translation
adjustment	-	-	-	-	-	-	(33,374)	-	(33,374)	(33,374)
Net loss	-	-	-	-	-	-	-	(739,331)	(739,331)	(739,331)

Balance at
September 30,
2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,202,362	(16,369,162)	(15,166,800)	19,403,401)

Foreign currency
translation
adjustment	-	-	-	-	-	-	(132,484)	-	(132,484)	(132,484)
Net loss	-	-	-	-	-	-	-	(788,029)	(788,029)	(788,029)

Balance at
December 31,
2008	55,876,410	55,876	344,673	34,140,708	28,944	-	1,069,878	(17,157,191)	(16,087,313)	18,482,888

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Nine Months
	Ended December 31,
	2008	2007
	$	$
Cash flows from continuing operating activities:
Net loss	(2,532,307)	(2,701,001)

Adjustment to reconcile net loss from continuing operations to net cash (used in) generated from continuing operating activities:
Amortization of intangible assets	578,282	401,537
Depreciation expense	393,895	387,050
Bad debts expense	72,244	-
Gain on redemption of redeemable convertible notes and options		(194,968)
Loss on disposal of property, plant and equipment	65,614
Minority interest	(108,164)	(77,783)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	1,542,187	451,582
Costs and estimated earnings in excess of billings on uncompleted contracts	501,418	(892,547)
Prepaid expenses and other current assets	(2,448,403)	551,141
Inventories	233,049	(2,141,344)
Increase (decrease) in operating liabilities:
Trade payables	(974,133)	(256,256)
Accrued expenses and other current liabilities	265,004	400,553
Income tax payable	(371,260)	(27,937)

Net cash (used in) continuing operating activities	(2,782,574)	(4,099,973)
Net cash provided by (used in) discontinued operating activities	131,579	(1,898)
Net cash (used in) operating activities	(2,650,995)	(4,101,871)

Cash flows from investing activities:
Purchase of plant and equipment	(539,631)	(241,459)
Purchase of intangible asset	(9,730)
Acquisition of a subsidiary	21,184
Increase in construction in progress		(1,797)

Net cash (used in) investing activities of continuing operations	(528,177)	(243,256)
Net cash provided by investing activities of discontinued operations	-	-
Net cash (used in) investing activities	(528,177)	(243,256)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Nine Months
	Ended December 31,
	2008	2007
	$	$

Cash flows from financing activities:
Proceed from short-term borrowings	400,896	-
Repayment of short-term borrowings	(400,896)	-
Repayment of bank loans	(21,472)	-
Repayment of capital lease obligations	(2,565)	(1,182)
Net proceeds from issuance of share capital	-	5,222,500
Early redemption of redeemable convertible notes	-	(6,000,000)
Advance from a director	771,208	1,776,532
Repayment to a director	-	(304,127)
Advance from a director of a subsidiary	9,646	-

Net cash provided by financing activities of continuing operations	756,817	693,723
Net cash (used in) financing activities of discontinued operations	-	(1,291)
Net cash provided by financing activities	756,817	692,432

Effect of foreign exchange rate changes	1,540	-

Net decrease in cash and cash equivalents	(2,420,815)	(3,652,695)
Cash and cash equivalents at beginning of the period	3,978,500	4,117,107

Cash and cash equivalents at end of the period (a)	1,557,685	464,412

Supplemental disclosure of cash flows information
Interest expense paid	22,980	397,548
Income taxes paid	164,282	40,817

(a) Includes $12,647 and $5,738 of cash that is included on the balance sheet with Current assets from discontinued operations as of December 31, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape” or the “Company”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (the “Group”) is principally engaged in three business activities: (i) light-emitting diode (“LED”) out-of-home advertising, (ii) LED solutions and (iii) others including lighting source products.

NOTE 2. ACQUISITION OF A SUBSIDIARY

Pursuant to a Sale and Purchase Agreement dated July 1, 2008 between Tech Team Investment Limited (“Tech Team Investment”), a wholly-owned subsidiary of the Company, and Mr. Yeung Wang Hung (the “Vendor”), sole shareholder of Golden Cypress Limited (“Golden Cypress”), the Company acquired 100% of the equity interest of Golden Cypress at a consideration of $128,535 (or HK$1,000,000). Golden Cypress is a company incorporated in the British Virgin Islands, which holds a 100% equity interest in Media AV International Pte Limited (“Media AV”), a company incorporated in Singapore. Media AV operates an LED solutions business, including rentals and permanent installations, in Singapore.

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

Results of operation of Golden Cypress have been included in the Consolidated Statements of Operations of the Company for three months and nine months ended December 31, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The accompanying unaudited consolidated financial statements as of December 31, 2008 and for the three and nine months ended December 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results for the full fiscal year ending March 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Group’s audited consolidated financial statements and notes thereto for the year ended March 31, 2008 as reported in Form 10-KSB.

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
DECEMBER 31, 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2008 and March 31, 2008, the allowance for doubtful accounts was approximately $839,180 and $817,800, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out basis. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and the Company’s assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. This may reduce the results of operations of the Company.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

Net Investment in Sales - Type Leases

At the time a sales-type lease is consummated, the Company records the gross finance receivable, less unearned income. Unearned income is recognized as lease income using the interest method over the term of the lease and is included as financing revenue in the Company’s consolidated statements of operations. The Company reviews minimum lease payments receivable for collectability on a periodic basis. The review consists primarily of an analysis based upon current information available about the customer as well as the current economic environment, value of leased assets net of repossession cost and prior history. Impairment is measured using the fair value of the leased assets when foreclosure is probable. Using this information, the Company determines the expected cash flow for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the Company records a specific reserve.

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

Advertising – LED related Out-of-Home (“OOH”) advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). It amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162,“The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of the pronouncement will have a material effect on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board Opinions (“APB”) 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1” or “the FSP”). The FSP requires cash settled convertible debt to be bifurcated into debt and equity components and accounted for separately at issuance. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. The equity component of the convertible debt securities would be included in the paid-in-capital section of shareholders’ equity on the Company’s consolidated balance sheets and the initial carrying values of these debt securities would be correspondingly reduced. Management does not expect that the application of this standard will have any significant effect on the Company’s financial statements.

In October 2008, the FASB issued FASB FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Management does not expect that the application of this standard will have any significant effect on the Company’s financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2008 and March 31, 2008 are summarized as follows:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Cumulative costs incurred on uncompleted contracts	957,994	1,575,574
Cumulative estimated earnings to date	324,957	1,071,896
	1,282,951	2,647,470
Less: Billings to date	1,145,334	2,008,435
	137,617	639,035

NOTE 5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Trade deposits	412,948	1,546
Rental, utilities and other deposits	548,340	393,373
Prepaid expenses	1,085,433	863,092
Other receivables	824,567	465,216
Advertising trade deposits (i)	1,210,738	-
Others	4,607	18,804
	4,086,633	1,742,031

(i)            Deposits related to the setup of LED out-of-home advertising displays and related costs.

NOTE 6. INVENTORIES

Inventories by major category are summarized as follows:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Raw materials	844,366	700,302
Work in progress	771,936	589,119
Finished goods	2,096,839	2,614,377
	3,713,141	3,903,798

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Testing equipment	381	-
Office equipment	1,174,880	666,009
Furniture and fixtures	28,463	16,428
Leasehold improvements	330,363	323,900
Motor vehicles	66,535	56,405
Factory machinery and equipment	5,471,583	5,349,055
Total	7,072,205	6,411,797
Less: Accumulated depreciation	(2,267,162)	(1,761,399)
Plant and equipment, net	4,805,043	4,650,398

Equipment held under capital leases and included above is summarized as follows:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Office equipment	8,869	8,869
Less: Accumulated depreciation	(5,666)	(3,449)
Equipment, net held under capital leases	3,203	5,420

NOTE 8. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Production facilities for Xenon lights	1,221,978	1,221,978
Loss on write-down of production facilities held-for-sale	(916,484)	(916,484)
Transferred to current assets of discontinued operations	(312,394)	(305,494)
Foreign currency translation adjustment	6,900	-
Construction in progress, net	-	-

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill was recognized upon to the acquisition of equity interests in Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Lightscape Technologies (Macau) Limited (“Lightscape Macau”) and represents the costs of the investments over the estimated fair value of the underlying net assets acquired. Changes to goodwill during the nine months ended December 31, 2008 and the year ended March 31, 2008 are as follows:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Balance at the beginning of the period	4,476,574	5,003,437
Impairment losses recognized	-	(526,863)

Balance at the end of the period	4,476,574	4,476,574

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Intangible Assets

Intangible assets arise from the acquisition of interests in subsidiaries. The costs of the intangible assets were determined during the allocation of the purchase prices based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. Acquired intangible assets consist of the following:

	December 31, 2008			March 31, 2008
		Accumulated			Accumulated
		amortization			amortization
		and			and
	Cost	impairment	Net	Cost	impairment	Net
	$	$	$	$	$	$
Subject to amortization
Completed technology – AHP	1,172,616	(1,125,131)	47,485	1,172,616	(999,494)	173,122
Completed technology – HID	1,214,012	(844,879)	369,133	1,214,012	(617,252)	596,760
Software and license (i)	650,807	(506,571)	144,236	641,077	(345,101)	295,976
Customer lists and relationships	45,797	(22,874)	22,923	45,797	(19,437)	26,360
Distributors list	179,351	(179,351)	-	179,351	(137,665)	41,686
Total	3,252,583	(2,678,806)	583,777	3,252,853	(2,118,949)	1,133,904

Not subject to amortization
Trademark	566,210	-	566,210	566,210	-	566,210

Total	3,828,793	(2,493,875)	1,149,987	3,819,063	(2,118,949)	1,700,114

(i)	including an addition of $3,730 during the three months ended December 31, 2008

Amortization expenses charged to net loss from operations for the nine months ended December 31, 2008 and 2007 were approximately $578,282and $401,537 respectively. Anticipated amortization expense on intangible assets for each of the following years is as follows:

Twelve months ending December 31,	$
2009	494,517
2010	77,453
2011	6,621
2012	4,580
2013	4,606
583,777

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10. BANK BORROWINGS

Bank borrowings relate to two term loans and one term loan borrowed from DBS Bank and OCBC Bank, respectively, by Media AV, with principal of Singapore Dollars (“SGD”) SGD100,000, SGD50,000 and SGD50,000, respectively. The commencement dates are April 3, 2007, June 27, 2008 and February 1, 2007, respectively. The loans are repayable by 36, 24 and 60 monthly installments, and incur interest at an annual rate of 12.5%, 12.5% and 13.12%, respectively. These loans are secured by a deed of guarantee and indemnity by a director of Media AV.

The following is a summary of future repayments related to bank borrowings for the next five years:

Twelve months ending December 31,	$
2009	49,311
2010	26,237
2011	8,133
2012	1,436
2013	-
85,117

NOTE 11. OBLIGATIONS UNDER CAPITAL LEASES

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Total minimum lease payments, with $nil representing interest	15,630	7,243
Less: Current portion of obligations under capital leases	(11,196)	(1,774)
Long-term portion of obligations under capital leases	4,434	5,469

The following is a summary of future minimum lease payments under capital leases as of December 31, 2008:

Twelve months ending December 31,	$
2009	11,196
2010	1,774
2011	1,774
2012	886
15,630

The Company entered into capital lease arrangements for leasing equipment used in its operations. The lease is for a term of five years. For the nine months ended December 31, 2008, the capital lease arrangement was on a non-interest bearing basis. The leases are on a fixed repayment basis and require no contingent rental payments. The interest expenses incurred on these capital leases were $nil and $nil for the nine months ended December 31, 2008 and 2007, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

NOTE 13. TOTAL COMPREHENSIVE LOSS

	Three Months		Nine Months Ended
	Ended December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net loss attributable to common shareholders of the
Company	(788,029)	(551,927)	(2,521,221)	(2,864,561)
Foreign currency translation adjustments	(132,484)	(972)	(12,564)	(22,775)

Total comprehensive loss	(920,513)	(552,899)	(2,533,785)	(2,887,336)

NOTE 14. FOREIGN CURRENCY TRANSACTION LOSS

Foreign currency transaction losses of $10,710 and of $56,271 for the nine months ended December 31, 2008 and 2007, respectively, were included in determining net losses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 15. INCOME TAX

As of December 31, 2008 and March 31, 2008, the components of deferred tax assets and liabilities were as follows:

	At December 31,	At March 31,
	2008	2008
	$	$

Deferred tax assets
- tax losses	1,143,448	961,976
- valuation allowance as of March 31, 2008	(877,511)	(877,511)
- valuation allowance increased during the nine months ended	(181,472)	-
December 31, 2008
-Total valuation allowance at December 31, 2008	(1,058,983)	(877,511)
Net deferred tax assets	(84,465)	84,465

Deferred tax liabilities
- Financial statements’ tax deduction in excess of depreciation	(84,465)	(84,465)
and amortization expense
Net deferred tax	-	-

For the operating loss carry forward of approximately $6,385,969 as of December 31, 2008, $5,261,903 will be carried forward indefinitely, and $1,124,065 will be carried forward for a maximum period of 5 years.

As at December 31, 2008, the Company had accumulated net operating loss carryforwards for Hong Kong income tax purposes of approximately $5,261,903 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has increased the valuation allowance by $105,144 during the nine months ended December 31, 2008 to reduce the deferred tax asset associated with the net operating loss carryforwards to $84,465 at December 31, 2008.

Additionally, as of December 31, 2008, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $1,124,066. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at December 31, 2008. These tax losses yield deferred tax assets of approximately $275,234, as of December 31, 2008. The valuation allowance has increased approximately $76,328 from March 31, 2008 to December 31, 2008, to maintain the deferred tax asset associated with the net operating loss carryforwards to $Nil at December 31, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 15. INCOME TAX (continued)

The components of profit (loss) before income tax and minority interests are as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	$	$	$	$
Hong Kong	(728,858)	(381,409)	(2,399,423)	(1,963,150)
Macau	121,199	74,987	68,511	(93,494)
Singapore	(139,051)	-	(120,686)	-
Mainland, the PRC	(47,738)	(201,478)	(400,634)	(722,140)

	(794,448)	(507,900)	(2,852,532)	(2,778,784)

Taxes laws applicable to the Company and its subsidiaries are as follows:

  Tech Team Holdings Limited (“TTHL”) is a tax-exempted company incorporated in the Cayman Islands.
  Under the current BVI law, Tech Team (China) Limited’s, Tech Team Investment Limited’s and Powerland Technology Limited’s income are not subject to taxation.
  Lightscape Technologies Inc. and Tomi Fuji Energy Pte. Limited also had no assessable profits earned or had tax losses brought forward to offset current period assessable profit during the periods presented.
  No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the three and nine months ended December 31, 2008 and 2007. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years. However, as TT (Zhuhai) derived no taxable profits since its commencement of operations, this preferential tax treatment has expired and it will be required to pay a tax rate of 25% from January 1, 2008 onward.
  Pursuant to the relevant laws and regulations in the PRC, Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”) is exempted from PRC enterprise income tax for two years starting from its first profitable year from January 2004 to December 2005. After it became a wholly foreign owned enterprise, Beijing Aihua is required to pay an effective tax rate of 12%, a 50% reduction from its normal tax rate of 24%, from January 2006 to December 2008. From January 1, 2009 onward, Beijing Aihua is required to pay a normal 25% tax rate.
  Beijing Illumination is a Hong Kong company which is subject to a tax on profits of 16.5% from April 1, 2008 onward.
  Lightscape Macau is a company incorporated in Macau Special Administrative Region, which is subject to progressive tax rates to a maximum rate of 12%.
  Other companies are dormant and had no assessable profits earned during the periods presented.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 15. INCOME TAX (continued)

Income tax expense (credit) for the three months and nine months ended December 31, 2008 and 2007 represents the provision for income tax in the following jurisdictions:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	$	$	$	$
Current taxes:
Hong Kong	-	-	-	-
Macau	-	-	(206,977)	-
Singapore	-	-	-	-
Mainland, PRC	(5,084)	-	(5,084)	-

	(5,084)	-	(212,061)	-

NOTE 16. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the results of operations and the related charges for discontinued operations have been classified as “(Loss) from discontinued operations, net of income taxes” on the accompanying Consolidated Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

During the year ended March 31, 2008, in order to more effectively utilize the financial and other resources within other business units, including the LED out-of-home advertising business and LED solutions business, the Company decided to exit the energy-savings solutions business. No further energy-savings products will be developed, nor will the Company provide further energy management consulting services.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 16. DISCONTINUED OPERATIONS (continued)

Revenues and net profit (loss) from discontinued operations of the energy savings business and disposal of construction in progress is as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	$	$	$	$
Operating revenue	1,019	13,715	3,773	51,053

Pre-tax profit (loss) from discontinued	(8,748)	(64,015)	(30,361)	(163,560)
operations
Income tax credit	-	-	41,447	-
Net profit (loss) from discontinued operations	(8,748)	(64,015)	11,086	(163,560)

NOTE 17. CONCENTRATION OF CREDIT RISK

As of December 31, 2008 and March 31, 2008, the Company has a credit risk exposure of uninsured cash in banks of $401,813 (including cash of discontinued operations of $5,997) and $3,928,790, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, cash of $1,011,212 (including cash of discontinued operations of $6,650) out of a total of $1,557,685 (including cash of discontinued operations of $12,647) of the Company’s cash held with banks in Hong Kong is now subject to no credit risk.

On October 16, 2008, the Singapore government announced a guarantee on deposits of individual and non-bank customers in banks, financial companies and merchant banks in Singapore until year-end 2010. The guarantee is backed by $100 billion (SGD $150 billion) of Singapore government reserves. Hence, $144,660 out of a total of $1,557,685 of the Company’s cash held with banks in Singapore is now subject to no credit risk.

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the nine months ended December 31, 2008, one customer accounted for approximately 11.4% of the Company’s total revenues. As of December 31, 2008, there is one customer whose account receivable to the Company accounted for 15.1% of total accounts receivable.

The Company relies on supplies from numerous vendors. For the nine months ended December 31, 2008, one vendor accounted for approximately 14.1% of total supply purchases.

The Company’s business, assets and operations are currently focused on the LED out-of-home advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, Singapore and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 18. COMMITMENTS

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 0.75 to 2.55 years. The following is a summary of future minimum lease payments under operating leases as of December 31, 2008. Rental expense was $87,882 and $131,431 for the nine months ended December 31, 2008 and 2007, respectively.

Twelve months ending December 31,

$
2009	411,229
2010	379,012
2011	176,749
Thereafter
966,990

Royalties

Pursuant to a supplier agreement (the “Agreement”) dated March 8, 2006, entered into between Beijing Illumination and an independent third party, the independent third party appointed Beijing Illumination as a non-exclusive licensed OEM manufacturer with rights to make and distribute certain products worldwide. Beijing Illumination shall pay to the independent third party, during the term of the Agreement, 7% of gross revenues of certain products sold to customers or distributors other than this independent third party. Such royalty payments shall survive for five years after the termination of the Agreement. No such royalty payment was accounted for or paid during the nine months ended December 31, 2008.

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS

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
DECEMBER 31, 2008

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS (continued)

Related Party Balances

The amounts due to a director and a director of a subsidiary represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	December 31,	March 31,
	2008	2008
	$	$

Amount due to a director
Mr. Bondy Tan	771,208	-

Amount due to a director of a subsidiary
Mr. Choong Yip Weng	150,965	-

NOTE 20. SEGMENT INFORMATION

The Company is engaged in three main business segments: (i) LED out-of-home advertising, (ii) LED solutions and (iii) lighting source products. These represent the Company’s reportable segments.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 3). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	$	$	$	$
Segment revenues from external customers:
Advertising	-	-	-	-
LED solutions	1,406,668	2,975,913	2,809,537	2,999,155
Other	294,631	641,281	1,534,560	1,890,141
	1,701,299	3,617,194	4,344,097	4,889,296

Operating profit (losses):
Advertising	-	-	-	-
LED solutions	(745,903)	116,924	(2,136,058)	(373,389)
Other	(48,545)	(624,824)	(716,474)	(2,405,395)

Loss from continuing operations before income tax and minority
interests	(794,448)	(507,900)	(2,852,532)	(2,778,784)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 20. SEGMENT INFORMATION (continued)

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Segment assets:
Advertising	1,258,504	-
LED solutions	13,437,509	17,333,269
Other	8,507,848	8,193,453
	23,203,861	25,526,722
Assets of discontinued operations	783,485	826,368
	23,987,346	26,353,090

Geographical Information:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	$	$	$	$
Total sales:
Mainland, the PRC	271,603	489,207	1,328,831	1,608,745
Hong Kong	762,995	2,026,524	1,341,293	2,026,398
Singapore	148,197	158,748	663,847	181,990
India	14,679	47,548	50,302	91,910
Mexico	-	-	227,646	-
Macau	496,729	801,792	674,956	801,792
Others	7,096	93,375	57,222	178,461
	1,701,299	3,617,194	4,344,097	4,889,296

The location of the Company’s long-lived assets is as follows:

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$

Hong Kong	5,613,870	6,805,936
Singapore	448,225	-
Mainland, the PRC	4,427,993	4,147,671
	10,490,088	10,953,607

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 21. WARRANTS

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

The warrants have been accounted for as common stock warrants at fair value in the amount of $344,673, which forms part of shareholder’s equity, with the corresponding charge debited directly to additional paid-in capital, for the year ended March 31, 2008. The valuation was performed by the management in accordance with Generally Accepted Valuation Methodologies, including but not limited to, the discounted cash flow method, the Black-Scholes-Merton option pricing model, and the Binomial option model, as required by SFAS No. 123 (revised 2004) “Share-Based Payment” issued by the FASB.

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

               We are a holding company owning subsidiaries engaged in three main business activities: (i) light-emitting diode (“LED”) out-of-home advertising, (ii) LED solutions and (iii) other lighting source products. During the nine months ended December 31, 2008, approximately 0% of our revenue was derived from our LED out-of-home advertising business, 65% from our LED solutions business and 35% from other business.

LED Out-of-Home Advertising Business

               We design, install and operate LED out-of-home advertising billboards. We are building and expanding our LED out-of-home advertising network (i) through billboard installations which we complete and operate independently, and (ii) through installations which we complete and operate through partnerships and/or joint ventures with major property owners and developers in Asia. We generate revenue by selling advertising space on our LED out-of-home media network to advertisers. We have established and are continuing to establish advertising sales channels for our LED out-of-home advertising network by forming strategic partnerships with advertising agencies and other media industry partners.

               We signed a joint venture agreement on February 12, 2008 as part of our efforts to build an LED out-of-home advertising network in the People’s Republic of China (the “PRC” or “China”). We entered this joint venture agreement with Beijing Xintong Media & Cultural Development Co. Ltd. (“BX”). Pursuant to the terms of the joint venture agreement, (i) the joint venture company will be named Beijing Xintong New Vision Media Advertising Co. Ltd. (“BXNV”), (ii) our company agreed to contribute to BXNV cash and an LED billboard for the joint venture’s initial installation within ninety business days of signing the agreement, and (iii) in exchange for these contributions, our company will obtain 50.1% ownership of BXNV, with the remaining 49.9% to be held by BX. The joint venture formation process is ongoing. Certain details of the joint venture arrangement are being finalized, including the process of completing the transfer of the 50.1% share ownership in BXNV from BX to our company (or one of our subsidiaries), and other minor strategic and operational details. Management does not believe that there are any material risks to our ultimate receipt of 50.1% ownership of BXNV as originally contemplated by the terms of the joint venture agreement signed on February 12, 2008. Post-formation, we intend to account for our 50.1% interest in the joint venture as a subsidiary in our consolidated financial statements. As such, we will consolidate all profit and loss, assets and liability items and eliminate the future minority shareholding portion held by BX, in this case 49.9%, as a minority interest. We expect the joint venture agreement to close before the end of March 2009.

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

Advertising – LED out-of-home advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the year in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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

Accounts Receivables and Allowance for Doubtful Accounts

               Our company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. We believe that credit risk is limited because our company routinely assesses the financial strength of our customers and, based upon factors surrounding the credit risk of our customers, we establish an allowance for uncollectible accounts receivable. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowances is limited. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when our company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

               We are building an LED out-of-home advertising network in the PRC, Hong Kong and other areas of Asia. Following the acquisition of Lightscape Technologies (Macau) Limited (“Lightscape Macau”) in 2006, our company entered the LED solutions business, which includes the design, supply and building of LED systems, OEM and licensing of our proprietary intelligent lighting control software, and rental of LED hardware. Our current business strategy is focused on (i) building and expanding our LED out-of-home advertising network through installations we complete and operate independently, through existing partnerships and by establishing new partnerships with major property owners and developers in Asia, (ii) establishing advertising sales channels for our LED out-of-home advertising network by forming strategic partnerships with advertising agencies and other media industry partners and (iii) growing sales from our LED solutions business, primarily our LED systems segment, through design, supply and build contracts with high-end real estate developments in China, Hong Kong, Singapore and other areas of Asia. The future performance of these specific business segments may materially affect the future performance of our company. Our company continues to develop, manufacture and sell lighting source products. However, we are reviewing our plans and strategic options related to this business unit.

Summary of Key Results

               Total net revenue for the nine months ended December 31, 2008 was $4,344,097, which represents an 11% decrease from the total net revenue of $4,889,296 for the nine months ended December 31, 2007.

               Operating expenses for the nine months ended December 31, 2008 were $4,227,129, which represents a 16% increase over operating expenses of $3,654,558 for the nine months ended December 31, 2007.

               Net loss for the nine months ended December 31, 2008 was $2,521,221 compared to a net loss of $2,864,561 for the nine months ended December 31, 2007.

               Basic and fully diluted loss per share for the nine months ended December 31, 2008 was $0.05 compared to a basic and fully diluted loss per share of $0.07 for the nine months ended December 31, 2007.

Results of Operations - Three Months Ended December 31, 2008

               Our net loss for the three months ended December 31, 2008 was $788,029 compared to a net loss of $551,927 for the three months ended December 31, 2007, an increase in net loss of $236,102, or 43%. The widening of the net loss is primarily attributable to the decrease in revenue from LED solutions coupled with an increase in operating expenses during the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Revenues and Cost of Revenues

               Total net revenue for the three months ended December 31, 2008 was $1,701,299, representing a 53% decrease from the total net revenue of $3,617,194 for the three months ended December 31, 2007. The decrease in net revenues is primarily attributable to the decrease in revenue from LED solutions.

               Specifically, revenue related to our LED out-of-home advertising business remained at $nil for the three months ended December 31, 2008 as compared to $nil during the three months ended December 31, 2007. Our LED out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the three months ended December 31, 2008 and are expected to begin generating advertising revenue in the near future. Our company has formed a strategic partnership with Ogilvy & Mather Group, a major advertising agency in Hong Kong, to sell advertising space on our LED billboards.

               Revenue related to our LED solutions business decreased to $1,406,668 for the three months ended December 31, 2008 from $2,975,913 during the three months ended December 31, 2007, or a decrease of 53%. The decrease in revenues was due primarily to the completion of fewer LED solutions contracts during the three months ended December 31, 2008 as compared to a larger number of contracts completed during the three months ended December 31, 2007. We believe that the worldwide recessionary fears caused some of our potential clients for LED solutions to temporarily delay project work, which contributed to our decreased revenues for the three months ended December 31, 2008. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated and/or completed in the near future.

               Sales from our other business, which includes our lighting source products business, were $294,631 for the three months ended December 31, 2008, compared to $641,281 for the three months ended December 31, 2007, representing a decrease of 54%. The decrease in revenues from our other businesses was due primarily to a decrease in revenue from sales of lighting source products by our subsidiary Beijing Illumination. The decrease in sales by Beijing Illumination was due primarily to the effect of a change of local senior executives and internal restructuring during the three months ended December 31, 2008 and in prior periods. The purpose of the changes and restructuring was to reduce manufacturing costs and foster Beijing Illumination’s sales and marketing network in China. Sales and revenue were also lower due to transport restrictions in Beijing for approximately one month surrounding the Beijing Olympics, which reduced flows of raw materials transported to and finished goods shipped from our Beijing factory. We are currently reviewing our plans and strategic options related to our lighting source products business.

               Total cost of revenues for the three months ended December 31, 2008 was $1,114,434, which represents a decrease of 62% as compared to total cost of revenues of $2,927,284 for the three months ended December 31, 2007. The decrease in the total cost of revenues during the three months ended December 31, 2008 corresponds to the 53% decrease in total sales revenues, but also decreased due to improved cost control related to our LED solutions business, namely supplies of LED modules and video screens, and a higher proportion of revenue from LED consultancy contracts, which are generally of a higher profit margin as compared to LED supply and build contracts. The lower costs of supplies are a result of general technological improvements and economies of scale in the manufacture of LED hardware by our OEM suppliers, and our ability to secure supply contracts on more favorable terms. As a result, gross profit margin improved to 34% for the three months ended December 31, 2008 as compared to 19% for the three months ended December 31, 2007.

Operating Expenses

               Operating expenses for the three months ended December 31, 2008 were $1,378,714, which represents a 14% increase in operating expenses over $1,205,072 for the three months ended December 31,

2007. Selling and marketing expenses, general and administrative expenses, and amortization of intangible assets constitute the main components of our operating expenses.

               Selling and marketing expenses for the three months ended December 31, 2008 increased approximately 85% to $276,204 from $149,356 for the three months ended December 31, 2007. The increase was mainly due to higher marketing expenses associated with our attendance and booths at the Hong Kong International Lighting Fair 2008 held in October 2008 as compared to our attendance in October 2007, increased staff costs incurred in order to build up our project pipeline of LED solutions contracts, and to establish our sales network for our LED out-of-home advertising business. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED out-of-home advertising and LED solutions businesses, however, any such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

               General and administrative expenses increased by 16% during the three months ended December 31, 2008 to $976,071 from $844,309 for the three months ended December 31, 2007. The increase was mainly due to increased staff, accounting, investor relations, public relations and business development costs for the three months ended December 31, 2008 to provide the foundation to support our anticipated overall business growth, particularly our LED out-of-home advertising and LED solutions businesses. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

              Our company acquired certain intangible assets through the acquisitions of Tomi Fuji Energy Management Services Limited (“TFEMS”) and Beijing Illumination. These intangible assets are comprised of completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended December 31, 2008 was $184,928 as compared to $133,846 for the three months ended December 31, 2007.

               Decrease in provision for doubtful debts amounted to $174,709 during the three months ended December 31, 2008 as compared to $nil for the three months ended December 31, 2007. The decrease was due primarily to the completion of a review of our doubtful debts provision plan performed by our management. With a view of the historical pattern of collection of trade receivables under various aging categories, we subsequently adjusted the provision for doubtful debts to more accurately present the total trade receivables and their collectability.

Results of Operations - Nine Months Ended December 31, 2008

               Our net loss for the nine months ended December 31, 2008 was $2,521,221 compared to a net loss of $2,864,561 for the nine months ended December 31, 2007, or an improvement of 12%.

Revenues and Cost of Revenues

               Total net revenue for the nine months ended December 31, 2008 was $4,344,097, representing an 11% decrease from the total net revenue of $4,889,296 for the nine months ended December 31, 2007. The decrease in net revenues is primarily attributable to the decrease in revenue from our non-core businesses, primarily our lighting source products business.

               Specifically, revenue related to our LED out-of-home advertising business remained at $nil for the nine months ended December 31, 2008 as compared to from $nil during the nine months ended December 31, 2007. Our LED out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the nine months ended December 31, 2008 and are expected to begin generating advertising revenue in the near future. Our company has formed a strategic partnership with Ogilvy & Mather Group, a major advertising agency in Hong Kong, to sell advertising space on our LED billboards.

              Revenue related to our LED solutions business decreased to $2,809,537 for the nine months ended December 31, 2008 from $2,999,155 during the nine months ended December 31, 2007, or a decrease of 6%. The decrease in revenues was due primarily to the completion of slightly fewer LED solutions contracts during the nine months ended December 31, 2008 as compared to a larger number of contracts completed during the nine months ended December 31, 2007. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

               Sales from our other business, which includes our lighting source products business, were $1,534,560 for the nine months ended December 31, 2008 compared to $1,890,141 for the nine months ended December 31, 2007, representing a decrease of 19%. The decrease in revenues from our other businesses was due primarily to a decrease in revenue from sales of lighting source products by our subsidiary Beijing Illumination. The decrease in sales by Beijing Illumination was due primarily to the effect of a change of local senior executives and internal restructuring during the nine months ended December 31, 2008 and in prior periods. The purpose of the changes and restructuring was to reduce manufacturing costs and foster Beijing Illumination’s sales and marketing network in China. Sales and revenue were also lower due to transport restrictions in Beijing for approximately one month surrounding the Beijing Olympics, which reduced flows of raw materials transported to and finished goods shipped from our Beijing factory. We are currently reviewing our plans and strategic options related to our lighting source products business.

               Total cost of revenues for the nine months ended December 31, 2008 was $2,972,342, which represents a decrease of 23% as compared to total cost of revenues of $3,863,183 for the nine months ended December 31, 2007. The decrease in the total cost of revenues during the nine months ended December 31, 2008 corresponds to the 11% decrease in sales revenues, but also decreased due to improved cost control related to our LED solutions business, namely supplies of LED modules and video screens, and a higher portion of LED consultancy income which is of a higher profit margin. The lower costs of supplies are a result of general technological improvements and economies of scale in the manufacture of LED hardware by our OEM suppliers, and our ability to secure supply contracts on more favorable terms. As a result, gross profit margin improved to 32% for the nine months ended December 31, 2008 as compared to 21% for the nine months ended December 31, 2007.

Operating Expenses

               Operating expenses for the nine months ended December 31, 2008 were $4,227,129, which represents a 16% increase in operating expenses over $3,654,558 for the nine months ended December 31, 2007. Selling and marketing expenses, general and administrative expenses, and amortization of intangible assets constitute the main components of our operating expenses.

               Selling and marketing expenses for the nine months ended December 31, 2008 increased approximately 11% to $562,501 from $507,112 for the nine months ended December 31, 2007. The increase was mainly due to higher marketing expenses associated with our attendance and booths at the Hong Kong International Lighting Fair 2008 held in October 2008 as compared to our attendance in October 2007, increased staff costs incurred in order to build up our project pipeline of LED solutions contracts, and to establish our sales network for our LED out-of-home advertising business. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED out-of-home advertising and LED solutions businesses, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

               General and administrative expenses increased by 11% during the nine months ended December 31, 2008 to $2,803,263 from $2,516,306 for the nine months ended December 31, 2007. The increase was mainly due to increased staff, accounting, investor relations, public relations and business development costs for the nine months ended December 31, 2008 to provide the foundation to support our anticipated overall business growth, particularly our LED out-of-home advertising and LED solutions businesses. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

               Our company acquired certain intangible assets through the acquisitions of TFEMS and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP and HID lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the nine months ended December 31, 2008 was $578,282 as compared to $401,537 for the nine months ended December 31, 2007.

               Bad debt expenses increased to $72,244 during the nine months ended December 31, 2008 from $nil for the nine months ended December 31, 2007. The increase in bad debts was due primarily to the increase in allowance for doubtful accounts of Beijing Illumination. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience related to accounts receivable.

Income Taxes

               We received income tax credits of $212,061 during the nine months ended December 31, 2008 compared to $nil for the nine months ended December 31, 2007. These tax credits are related primarily to our operations in Macau and arose as a result of the finalization of a Complementary Income Tax assessment as issued by the Macao Finance Service Bureau for the 2007 assessment year, under which $nil tax is payable as the assessable profits were below the statutory allowance level.

Liquidity and Capital Resources

               Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

               As of December 31, 2008, our company had a net working capital surplus of $9,346,579 compared to a surplus of $11,490,237 as of March 31, 2008, representing a decrease in working capital of $2,143,658. The cash and cash equivalents of our company decreased to $1,557,685 as at December 31, 2008 as compared to $3,978,500 as of March 31, 2008.

Cash Flow Related to Operating Activities

               Operating activities used cash of $2,650,995 for the nine months ended December 31, 2008 as compared to operating activities using cash of $4,101,871 for the nine months ended December 31, 2007. The decrease in cash used in operating activities was mainly due to a decrease in accounts receivable as we tightened our credit terms and stepped up efforts to collect overdue amounts from clients.

Cash Flow Related to Investing Activities

               Net cash used in investing activities amounted to $528,177 during the nine months ended December 31, 2008 as compared to investing activities using cash of $243,256 during the nine months ended December 31, 2007. The increase in cash used in investing activities is attributable primarily to purchases of plant and equipment by Media AV, a Singaporean subsidiary we acquired on July 1, 2008 to support our growing LED solutions business in Singapore.

               Our company incurred capital expenditures of $549,361 during the nine months ended December 31, 2008 and $243,256 for the nine months ended December 31, 2007. The increase in capital expenditures for the nine months ended December 31, 2008 as compared to December 31, 2007 was mainly attributable to increased purchases of plant and equipment by Media AV. As of December 31, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Cash Flow Related to Financing Activities

               Financing activities generated cash of $756,817 for the nine months ended December 31, 2008 as compared to financing activities generating cash of $692,432 for the nine months ended December 31, 2007. The increase in net cash flow generated by financing activities was mainly due to a decrease in convertible note redemptions to $nil for the nine months ended December 31, 2008 as compared to $6,000,000 for the nine months ended December 31, 2007.

               During the nine months ended December 31, 2008, our company had obtained a short-term loan secured by accounts receivable of Lightscape Macau. This loan commenced on September 29, 2008 with a non-bank financial institution at a principal amount of $400,896 with a maturity date of 60 days, which was subsequently extended to 90 days, at an annual interest rate of 10%. This loan was repaid in full on the maturity date of December 29, 2008.

               Management believes that additional cash may be necessary in the foreseeable future to finance our expanding LED out-of-home advertising and LED solutions businesses. We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us.

Off-Balance Sheet Arrangements

               Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.

Item 4T. Controls and Procedures.

               As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

               We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of December 31, 2008. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

               We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for LED out-of-home advertising and LED systems in the PRC. Some of these risks and uncertainties relate to our ability to:

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

               Our business plan calls for expenses, working capital and capital expenditures necessary to continue the build-up of our LED out-of-home advertising network and to complete supply and build contracts for LED systems. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

  support our planned rapid growth;

  develop new or enhanced services and technologies;

  increase our marketing efforts;

  acquire complementary businesses or technologies; and/or

  respond to competitive pressures or unanticipated requirements.

               We depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. Disruptions in financial markets and challenging economic conditions have affected and may continue to affect our ability to raise capital. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

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

              Management is aware of similar products and services which compete directly with our LED out-of-home advertising and LED systems, and some of the companies developing and offering these similar products and services have greater financial, technical and marketing resources, larger LED out-of-home advertising and LED system distribution networks, and greater brand name recognition than we do. These companies may develop products and services superior to those of our company. Such competition will potentially affect our chances of achieving profitability in the future.

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

Our failure to maintain existing relationships or to obtain new relationships with companies that allow us to access desirable locations where we plan to operate our LED out-of-home advertising billboards could harm our growth potential and our ability to increase our revenues.

               Our ability to generate future revenues from LED out-of-home advertising sales depends largely upon our ability to secure desirable locations for the installation and operation of our large-scale out-of-home LED billboards. This, in turn, requires that we develop and maintain joint venture, strategic and/or other business relationships with property owners and developers which own the targeted locations suitable to place our LED billboards. If we are unable to maintain our existing relationships or to form new relationships with property owners and developers, our ability to install and operate LED out-of-home billboards would be negatively impacted. In turn, advertisers may not find advertising on our LED out-of-home billboards attractive and may not wish to purchase advertising time slots on our network, which would have a material negative impact on our ability to grow future revenues.

If we are unable to attract advertisers to advertise on the LED out-of-home advertising network we are building, we will be unable to generate advertising fees, which could negatively affect our ability to grow revenues.

               The fees we can charge advertisers for time slots on our LED billboard network depends on the size and quality of our LED billboard network and the demand by advertisers for advertising time on our network. Advertisers will choose to advertise on our LED network in part based on the size of our network and the desirability of the locations where we operate our LED out-of-home billboards. If we fail to maintain or to increase the number of locations and LED billboards in our network, advertisers may be unwilling to purchase time on our network which could negatively affect our ability to grow our revenues in the future.

We may be subject to government actions based on the content displayed on and the locations of the LED billboards in the LED out-of-home advertising network we are building in China.

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

               Currently, we derive a majority of our revenues from the sale of LED systems and lighting source products. We expect to derive a greater proportion of future revenues from our LED out-of-home advertising business. Each of these industries in which we are active are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new LED products and services in our markets may reduce demand for our LED products and services. In addition, the rapid technological advancements in HID lighting products may render our current lighting source products obsolete. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

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

               Approximately 11.4% of our revenue was contributed from one customer for the nine months ended December 31, 2008. If this or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

Recent changes in economic conditions and disruptions in financial markets may adversely affect our business.

               Recent changes in domestic and global economic conditions and disruptions in financial markets could adversely affect our business. We may experience decreased customer demand, delayed spending by customers in response to tighter credit and longer payment cycles for accounts receivable. Any of these events, or any other events caused by the recent changes in economic conditions and disruptions in financial markets, may have a material adverse effect on our business, operating results, and financial condition.

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

               Our business is currently focused on the sale of LED out-of-home advertising and LED products and services in China. Accordingly, our business, results of operations and financial condition are affected to a significant degree by any economic, political and legal developments in China.

               Since the late 1970s, the Chinese government has been reforming its economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and the development of specialty lighting products and services in China. Any such changes would have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, adjustments in policies by the Chinese government or changes in laws and regulations on the sale of LED out-of-home advertising or LED products and services could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by our company. Any such changes or new regulations could affect our ability to develop and sell our products and therefore affect our ability to generate revenues.

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

New or changing government policies or regulations related to the LED out-of-home advertising or LED products and services industries in our markets may have an adverse effect on our operations and may require our company to modify our business plan.

             Our management oversees trends in our market industries by accessing available market information, including updated governmental policies and regulations related to such industries from time to time, particularly the LED out-of-home advertising industry in China. Both short and long-term changes in governmental policies or regulations affecting the LED out-of-home advertising or LED products and services industries may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

If LED-based hardware does not achieve greater market acceptance, prospects for our growth and profitability may be limited.

               Our company’s future success depends on increased market acceptance of LED-based hardware. Potential customers for LED-based hardware may be reluctant to adopt LED video and lighting hardware as an alternative to traditional light source technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting sources, or because of perceived risks relating to LED technology’s novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors could adversely affect demand for our company’s LED out-of-home advertising billboards and/or our LED systems. If acceptance of LED-based hardware does not continue to grow, opportunities to increase our revenues and operate profitably may be limited.

If advances in LED technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

               Our company does not design or manufacture LEDs or individual LED modules. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs and LED modules. In the LED out-of-home billboard advertising and high-performance LED color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues would be significantly reduced, and our future prospects for success may be harmed.

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

Most of our assets, all of our directors and most of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

               Although we are organized under the laws of the State of Nevada, our principal executive office is located in Hong Kong. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and most of our officers reside outside the United States, and many of the assets of these persons and our assets are located outside of the United

States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.

Risks Related to Our Industry

The LED out-of-home advertising and LED products and services industries in the PRC may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

               The specialty lighting industry, including the provision of LED out-of-home advertising billboards, LED lighting systems, LED screen rental services, and advanced lighting products, in the PRC is highly competitive. Our products and services are targeted primarily at property owners and developers, a market in which we face increasing competition. In addition, there is an increasing trend of consolidation throughout the industry. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependant upon our ability to distinguish the quality of our products and services.

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

If we are late in filing both our quarterly report for the period ending December 31, 2008 and our annual report for the period ending March 31, 2009, or if we are late multiple times in filing any of our annual or quarterly reports during the next two years, our common stock may become ineligible for quotation on the OTC Bulletin Board, which would negatively affect the market for our shares and our ability to obtain additional financing.

               Companies trading on the OTC Bulletin Board, such as us, must have a class of securities registered under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board, requires an issuer to be current in its filings with the Securities and Exchange Commission. Pursuant to Rule 6530(e), as it is currently in effect, if we file our reports late with the Securities and Exchange Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board twice in a two-year period for failure to file reports, then we will be ineligible for quotation on the OTC Bulletin Board.

               We have been late in filing a report on one occasion in the past two years: our annual report for the period ending March 31, 2007. As a result, if we are late in filing both our quarterly report for the period ending December 31, 2008 and our annual report for the period ending March 31, 2009, we would have been late in filing our reports three times in a two-year period and we may become ineligible for quotation on the OTC Bulletin Board. In addition, if we are late multiple times in filing any of our annual or quarterly reports during the next two years, we may become ineligible for quotation on the OTC Bulletin Board. If our common stock becomes ineligible for quotation on the OTC Bulletin Board, it would negatively affect the market for our common stock and it may become more difficult for us to obtain additional equity financing as shares of our common stock would be less attractive to potential investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

               None.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

               None.

Item 5. Other Information.

Corporate Governance Updates

Director Independence

               We currently act with five directors, consisting of Bondy Tan, Charles Cheung, Francis Man Chung Wong, Kwok Tin Tang and Edmand Yuk Man Wong. On December 31, 2008, our board of directors judged and affirmatively determined that Francis Man Chung Wong, Kwok Tin Tang and Edmand

Yuk Man Wong each meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (2) as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market Rules; and (3) that the current board of directors of our company therefore consists of a majority of independent directors.

Audit Committee

               We currently act with a standing audit committee. The audit committee of our board of directors was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 on June 6, 2006 and adopted its charter on June 6, 2006. On December 31, 2008, our board of directors adopted an amended and restated audit committee charter. The audit committee is directed by its charter to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters.

               Our audit committee consists of Francis Man Chung Wong (appointed chairperson on August 1, 2007), Kwok Tin Tang and Edmand Yuk Man Wong, all of whom are non-employee directors of our company. On December 31, 2008, our board of directors judged and affirmatively determined that each current member of the audit committee: (1) meets the definition of independence contained in Rule 4200(a)(15) of the NASDAQ Stock Market Rules; (2) meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934; (3) has not participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years; and (4) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

               In the judgment of our board of directors, Francis Man Chung Wong: (1) meets the definition of an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (2) has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in his financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities; and (3) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

Nominating and Corporate Governance Committee

               We currently act with a standing nominating and corporate governance committee of our board of directors. This committee was established and adopted its charter on December 31, 2008. The nominating and corporate governance committee is directed by its charter to identify individuals qualified to become directors of our company, and to select such director nominees at the next annual meeting of the shareholders or otherwise; to periodically evaluate the qualifications and independence of each director on our board and its various committees and recommend to our board any changes in its or its committees’ composition; and to develop and recommend to our board of directors corporate governance principles applicable to our company, and oversee the application of such corporate governance principles.

               Our nominating and corporate governance committee consists of Edmand Yuk Man Wong (appointed chairperson on December 31, 2008), Francis Man Chung Wong and Kwok Tin Tang, all of whom are non-employee directors of our company. On December 31, 2008, our board of directors judged and affirmatively determined that each current member of the nominating and corporate governance committee meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; and (2) as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market Rules.

               As of December 31, 2008, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors has determined that the nominating and corporate governance committee is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the committee considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our nominating and corporate governance committee, they may do so by sending communications to the chairperson of the committee at the address on the cover of this quarterly report.

Corporate Governance Guidelines

               On December 31, 2008, our board of directors adopted a formal set of corporate governance guidelines recommended to the board by our nominating and corporate governance committee. The corporate governance guidelines are intended to serve as the foundation for the governance of our company, in conjunction with the articles of incorporation and by-laws of our company, and the charters of the various committees of the board of directors. Among other requirements, the corporate governance guidelines require that executive sessions or meetings of those members of the board who meet the then current standards of independence shall be held at least annually, and more frequently if the independent directors so desire.

Compensation Committee

               We currently act with a standing compensation committee of our board of directors. This committee was established and adopted its charter on December 31, 2008. The compensation committee is directed by its charter to oversee our company’s compensation and benefit plans, policies and practices, including any executive compensation plans, incentive compensation and equity-based plans; to determine, or recommend to the board of directors of our company for determination, the compensation levels of our company’s executive officers, specifically the chief executive officer and the other named executive officers as defined in Rule 3b-7 of the Securities Exchange Act of 1934; to produce an annual report on executive compensation for inclusion in our company’s annual report or proxy statement if required by applicable securities laws; and to monitor and evaluate matters relating to the compensation and benefits structure of our company.

               Our compensation committee consists of Kwok Tin Tang (appointed chairperson on December 31, 2008), Francis Man Chung Wong and Edmand Yuk Man Wong, all of whom are non-employee directors of our company. On December 31, 2008, our board of directors judged and affirmatively determined that each current member of the compensation committee meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; and (2) as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market Rules.

               Copies of the board committee charters and corporate governance guidelines, along with a table summarizing the composition of our board of directors and committees, can be found under the Corporate Governance tab in the Investor Relations section on our company’s website at www.lightscapetech.com.hk. The information on our company’s website does not form part of this quarterly report.

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

3.5	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)

3.6	Articles of Merger filed with the Secretary of State of Nevada on April 17, 2007 effective April 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2007)

3.7	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2008)

(10)	Material Contracts

10.1	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.2	Subscription Agreement between Global Innovative Systems Inc. and Bondy Tan, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.3

Subscription Agreement between Global Innovative Systems Inc., Investec Bank (UK) Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.4	Note issued by Global Innovative Systems Inc. to Investec Bank (UK) Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

Exhibit Number	Description

10.5

Subscription Agreement between Global Innovative Systems Inc., Full Moon Resources Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.6	Note issued by Global Innovative Systems Inc. to Full Moon Resources Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.7

Subscription Agreement between Global Innovative Systems Inc., LP Asset Management Limited and the persons set out in Schedule 1 to the Subscription Agreement, dated January 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.8	Note issued by Global Innovative Systems Inc. to LP Asset Management Limited dated January 23, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 20, 2007)

10.9

Redemption Agreement between Lightscape Technologies Inc., Investec Bank (UK) Limited, Full Moon Resources Limited, LP Asset Management Limited and Bondy Tan, dated July 10, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.10	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.11

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.12

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese) (incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2008)

10.13

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.14

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

Exhibit Number	Description

10.16	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.17	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2009)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 17, 2009