Form 10-K
period 2009-03-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2009-07-14
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-30299

LIGHTSCAPE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0217653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18/F., 318 Hennessy Road, W Square,
Wanchai, Hong Kong	0000000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (852) 2546-1808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s common stock) of the registrant on September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $29,683,791.20 based on 37,104,739 non-affiliate shares outstanding at $0.80 per share, which is closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board on September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of June 30, 2009.

Documents incorporated by reference: none.

Lightscape Technologies Inc. - Form 10-K

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

Use of Certain Defined Terms

          In this annual report and unless otherwise specified, all dollar amounts are expressed in United States dollars, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” refer to Lightscape Technologies Inc. and our subsidiaries.

PART I

ITEM 1.           BUSINESS.

Company Overview

          We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” and on April 23, 2007, we changed our name to “Lightscape Technologies Inc.” The name change became effective with the OTC Bulletin Board at the opening for trading on April 23, 2007 under the new stock symbol “LTSC”.

          We are a holding company for subsidiaries engaged in three main business activities: (i) light-emitting diode (“LED”) out-of-home advertising, (ii) LED solutions and (iii) other lighting source products. During the year ended March 31, 2009, approximately 0% of our revenue was derived from our LED out-of-home advertising business, 72% from our LED solutions business and 28% from other business.

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

          We signed a joint venture agreement on February 12, 2008 as part of our efforts to build an LED out-of-home advertising network in the People’s Republic of China (the “PRC” or “China”). We entered this joint venture agreement with Beijing Xintong Media & Cultural Development Co. Ltd. (“BX”). Pursuant to the terms of the joint venture agreement, (i) the joint venture company will be named Beijing Xintong New Vision Media Advertising Co. Ltd. (“BXNV”), (ii) our company agreed to contribute to BXNV cash and an LED billboard for the joint venture’s initial installation within ninety business days of signing the agreement, and (iii) in exchange for these contributions, our company will obtain 50.1% ownership of BXNV, with the remaining 49.9% to be held by BX. The joint venture formation process is ongoing. Certain details of the joint venture arrangement are being finalized, including the process of completing the transfer of the 50.1% share ownership in BXNV from BX to our company (or one of our subsidiaries), and other minor strategic and operational details. Management does not believe that there are any material risks to our ultimate receipt of 50.1% ownership of BXNV as originally contemplated by the terms of the joint venture agreement signed on February 12, 2008. Post-formation, we intend to account for our 50.1% interest in the joint venture as a subsidiary in our consolidated financial statements. As such, we will consolidate all profit and loss, assets and liability items and eliminate the future minority shareholding portion held by BX, in this case 49.9%, as a minority interest. We expect the joint venture agreement to close before the end of December 2009.

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

          In addition to the pending joint venture agreement, our company has expanded its out-of-home advertising network relationship with the New World Group by working directly with New World Department Store China (“NWDSC”) properties throughout mainland China. The first phase of the network build-out with NWDSC is expected to include the installation of an LED billboard at each of nine sites across four cities in China and is expected to be completed by September 2009.

          The primary end-user markets for the LED out-of-home advertising network are expected to be major advertising agencies in China and Hong Kong, and individual advertisers, such as major corporations and government entities, based in China and Hong Kong. Demand for LED out-of-home advertising is primarily based on clients’ desire to cost-effectively distribute advertisements to as large a target market of viewers as possible. The joint venture’s out-of-home advertising network is expected to meet these demands through the large size of the LED billboards and the location of the LED billboards in high-traffic commercial and residential areas.

          Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our LED billboards. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the LED billboard network.

LED Solutions Business

          During 2006, we entered the LED solutions business through two acquisitions of the shares of Lightscape Technologies (Macau) Limited (“Lightscape Macau”). On February 6, 2006, we incorporated Lightscape Macau as a joint venture company. Initially, we held 50.4% of the issued and outstanding shares of Lightscape Macau after the commencement of the joint venture. On September 29, 2006, however, we acquired the remaining 49.6% of the issued and outstanding shares of Lightscape Macau in consideration for the payment of $1,550 (MOP12,400) and the issuance of 1,200,000 common shares by our company. Immediately upon the acquisition of the remaining 49.6% interest, the 1,200,000 common shares were delivered into escrow pursuant to an Escrow Agreement dated September 29, 2006 between Chan Albert Yee Tat, Luminous LED Technologies Limited, Tech Team Development Limited and Clark Wilson LLP. The escrowed shares were to be held and released to the vendors so long as the net profit of Lightscape Macau is not less than $2,564,103 (HK$20,000,000) during the period from October 1, 2006 to September 30, 2007. If the net profit of Lightscape Macau was less than $2,564,103 (HK$20,000,000) during the period, a percentage of the common shares currently held in escrow equal to the percentage of the shortfall in net profit were to be released by the escrow agent for immediate cancellation by our company, with the balance of the common shares to be released to the vendors. If Lightscape Macau failed to generate any net profit during the period, all of the escrowed shares were to be released by the escrow agent for immediate cancellation by our company. Our company believes that Lightscape Macau failed to generate any audited net profit during the period. We are in the process of completing the procedure to have all of the escrowed shares released from escrow and delivered to our company for cancellation.

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

Other Business

          Through our 76.8% ownership of Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”), we research, develop, manufacture and sell lighting source products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua New Enterprise Lighting Appliance Company Limited (“Beijing Aihua”), manufactures and sells high-intensity discharge (“HID”) lighting products including metal halide lamps and high-pressure sodium lamps.

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

          Beijing Illumination’s HID lamps are used within a wide variety of industrial, governmental, commercial and residential applications. Metal halide lamps are used primarily for indoor and outdoor lighting of factories, warehouses, industrial plants, airports, sports stadiums, supermarkets, shopping centers, underground parkades and residential buildings. Main applications for high-pressure sodium lamps include street lighting, subway systems, courtyard lighting and general outdoor lighting. Xenon lamps are used within the manufacturing of automobile headlights. Special application HID lamps consist primarily of multi-color lamps which are used in specialized applications such as aquariums, hydroponics, outdoor decorative lighting of buildings, bridges and other large architectural structures, and indoor decorative lighting for theatres and other entertainment venues. The primary applications for ultra high-pressure mercury lamps are as key components within light-weight digital crystal projectors and rear projection televisions.

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

LED Out-of-Home Advertising Business

          Our LED out-of-home advertising business competes with other China-based out-of-home audiovisual media network providers, including Focus Media Holding Ltd., Clear Media Limited and TOM Group Limited. These companies have large, established out-of-home advertising networks and sales channels, and substantially greater resources to devote to building and maintaining out-of-home advertising networks and securing advertising contracts than we do. Our competitive advantages include: our joint venture partner’s subsidiary relationship with the New World Group, which is expected to enhance the ability of the joint venture to locate LED billboards on high-traffic buildings in prime locations owned by the New World Group, and to enhance its ability to navigate and comply with applicable government regulations; the large-size of our planned LED billboard installations (averaging approximately 150 square meters or 1,615 square feet in area); and our experience in the sourcing, installation and digital control of large-size LED video walls.

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

Other Business

          There are currently about 6 to 8 manufacturers of electric arc tubes of metal halide lamps and approximately 30 manufacturers of electric arc tubes of high-pressure sodium lamps in the PRC. We compete in this business as a low-cost manufacturer.

Raw Materials and Principal Suppliers

          The primary hardware required for the operation of our LED out-of-home advertising and LED solutions businesses consists of LED billboards and video panels, individual LED modules and fixtures of various sizes, intensities and color capabilities, LED flood lights, spotlights, string lights, cove lights, light tubes and light tiles, submersible LED lights, audio-visual equipment, and related support hardware, cabling and accessories. We purchase our LED-based hardware primarily from third party manufacturers who build these components according to our design and technical specifications. We select component suppliers based on price and quality. Maintaining a steady supply of our LED-based hardware is important to our operations and the growth of our LED solutions business, including our LED out-of-home advertising network. We also develop and integrate proprietary software to drive the authoring, control and playback of content on our LED billboards and our other LED-based systems.

          Two OEMs in China were the major suppliers of LED hardware for our LED-based business during the year ended March 31, 2009. There are many qualified alternative suppliers for our equipment, and our obligation to our current suppliers is not exclusive. We have never experienced any material delay or interruption in the supply of our LED hardware.

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

Significant Customers

          Approximately 20.1% of our total revenue was derived from the sale of LED systems to one customer during the year ended March 31, 2009.

Intellectual Property

Patents and Trademarks

          Our patents granted, patents pending and registered trademarks are as follows:

Name	Type	ID No.	Owner	Jurisdiction
Multi Media & Video Show Control System	Patent	HK1105528	Grandplex Development Limited	Hong Kong
FX Glass	Patent	HK1105525	Grandplex Development Limited	Hong Kong
Interactive LED System	Patent	HK1105529	Grandplex Development Limited	Hong Kong
Energy saver	Patent	Application Pending	Grandplex Development Limited	China
Multi Media & Video Show Control System	Patent Cooperation Treaty	Application Pending	Grandplex Development Limited	n/a

Name	Type	ID No.	Owner	Jurisdiction
FX Glass	Patent Cooperation Treaty	Application Pending	Grandplex Development Limited	n/a
LIGHTSCAPE TECHNOLOGIES	Trademark	300850888	Tech Team Investment Limited	Hong Kong
LIGHTSCAPE TECHNOLOGIES	Trademark	028764-028768	Tech Team Investment Limited	Macau
LIGHTSCAPE TECHNOLOGIES	Trademark	T0708254F T0708255D T0708257J	Tech Team Investment Limited	Singapore
LIGHTSCAPE TECHNOLOGIES	Trademark	Application Pending	Tech Team Investment Limited	USA, EU, China
ECO-PRO	Trademark	2000B14800	Grandplex Development Limited	Hong Kong
ECO-PRO	Trademark	TM161948	Grandplex Development Limited	Thailand
ECO-PRO	Trademark	1603844	Grandplex Development Limited	EU
ECO-PRO	Trademark	N/005833	Grandplex Development Limited	Macau

Domain Names

          We own and operate the duly registered internet domain names: www.lightscapetech.com.hk and www.techteam.com.hk. The information contained in our websites does not form part of this annual report. Our company makes available, on or through our websites, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the Securities and Exchange Commission.

          Additionally, any document filed by us, including this annual report on Form 10-K, may be viewed at the Securities and Exchange Commission’s public reference room, 100 F Street NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information about its public reference room. These Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at “www.sec.gov”.

Government Regulation

          Our LED out-of-home advertising business is subject to compliance with certain government regulations in the PRC. We operate our LED out-of-home advertising business in the PRC under a regulatory regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and ministries and agencies under its authority including the State Administration for Industry and Commerce, or SAIC.

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

  The Advertising Administrative Regulations (1987);

  The Implementing Rules for the Advertising Administrative Regulations (2004); and

  The Outdoor Advertising Registration Administrative Regulations (1995).

Regulation of Business Licenses for Advertising Operations

          Companies engaged in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such business licenses from the local branches of the SAIC as required by the existing PRC regulations. We do not expect to encounter any material difficulties in obtaining or maintaining our required business licenses for the operation of our LED out-of-home advertising business in the PRC.

Regulation of Out-of-Home Advertising

          The Advertising Law stipulates that the exhibition and display of out-of-home advertisements must not:

  utilize traffic safety facilities and traffic signs;

  impede the use of public facilities, traffic safety facilities and traffic signs;

  obstruct commercial and public activities or create an eyesore in urban areas;

  be placed in restrictive areas near government offices, cultural landmarks or historical or scenic sites; and

  be placed in areas prohibited by the local governments from having out-of-home advertisements.

          In addition, The Outdoor Advertising Registration Administrative Regulations stipulate that outdoor advertisements in China must be registered with the local SAIC before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed outdoor advertisement. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our LED out-of-home advertising billboards. We do not expect to encounter any material difficulties in obtaining or maintaining our required certificates for the dissemination of out-of-home advertisements in the PRC.

          The placement and installation of LED billboards is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our LED out-of-home advertising billboards currently installed or planned to be installed in the PRC. We do not expect to encounter any material difficulties in obtaining or maintaining our required government approvals for the installation or operation of our LED out-of-home advertising billboards in the PRC

Regulation of Advertising Content

          PRC advertising regulations stipulate certain content requirements for advertisements in the PRC, which include prohibitions on misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anaesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast media. It is also prohibited to display tobacco advertisements in any public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through out-of-home forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination. We do not believe that advertisements containing content subject to restriction or censorship will comprise a material portion of the advertisements expected to be shown on our LED out-of-home advertising billboard network.

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

Research and Development

          Our company spent $6,792 on research and development activities among all of our subsidiaries during the year ended March 31, 2009, as compared to $133,000 spent during the year ended March 31, 2008.

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

Employees

          On a consolidated basis among all of our subsidiaries, our company had a total of 177 employees as of March 31, 2009, all of which were full-time employees. As of March 31, 2009, Bondy Tan was the sole employee of Lightscape Technologies Inc. Mr. Tan is the President and Chief Executive Officer of Lightscape Technologies Inc. Of these employees, none are covered by collective bargaining agreements.

ITEM 1A.         RISK FACTORS

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

  attract new customers and increase spending per customer;

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

          We expend a significant amount of cash in our operations, principally to fund our procurement of LED-based hardware. Our suppliers typically require payment in full within 30-60 days after delivery, although some of our suppliers provide us with credit. In turn, we typically require our customers to make payment in full on delivery, although we offer some of our long-standing customers credit terms. We generally fund most of our working capital requirements out of cash flow generated from operations. Accordingly, if we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable, we may not have sufficient cash flow to fund our operating costs and our profitability and results of operations could be adversely affected.

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

          In China, The Outdoor Advertising Registration Administrative Regulations stipulate that out-of-home advertisements in China must be registered with the local State Administration for Industry and Commerce (“SAIC”), before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed out-of-home advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our LED out-of-home advertising billboards. However, we may be subject to government action if advertisements shown on our out-of-home LED network are in violation of relevant PRC advertising laws and regulations or that the advertisements broadcast on our network have not received required approval from the relevant local supervisory bodies.

          In addition, the placement and installation of LED billboards in China is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our LED out-of-home advertising billboards currently installed or planned to be installed in the PRC. If our existing or future LED billboards are installed in violation of municipal zoning laws or without the required government approvals and are required to be removed, it would diminish the attractiveness of our LED out-of-home advertising network for advertisers and adversely affect our ability to sell advertising space on our network which would in turn adversely affect our ability to grow future revenues.

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

          Approximately 20.1% of our revenue was contributed from one customer for the year ended March 31, 2009. If this or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

Our company is subject to the credit risk of our customers, which could have a material adverse effect on our financial condition, results of operations and liquidity.

          We are subject to the credit risk of our customers. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expenses. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

The current economic environment has adversely affected business spending patterns, which may have an adverse effect on our business.

          The disruptions in the financial markets and challenging economic conditions have adversely affected the world economy, and in particular, reduced spending by businesses. Our operating results in one or more segments may be affected by these uncertain or changing economic conditions and spending patterns. If our customers delay or cancel spending on LED out-of-home advertising, LED solutions and/or other lighting source products, that decision could result in reductions in sales of our products and services, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial and economic markets will restore spending to previous levels. If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

          The value of the Renminbi is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The Renminbi is moved to a managed floating exchange rate based on market supply and demand with reference to a basket of foreign currencies. The recent global financial crisis may lead to drastic and unanticipated fluctuations in the exchange rates of Renminbi and Singapore dollars, which may affect our company through either foreign exchange gains or losses to be accounted for in the statement of operations, and which may materially affect our operating results and financial position.

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

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to sanctions by the Securities and Exchange Commission, lawsuits, delisting by SROs and/or an assignment of higher risks by investors, which would further reduce our stock price.

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

The occurrence of a widespread health epidemic may adversely affect our financial condition and results of operations.

          Our businesses may be adversely affected by widespread regional, national or global health epidemics, such as pandemic flu, including the recent swine flu spreading from Mexico to the rest of the world. Such threats or epidemics may adversely impact our businesses by disrupting provision of services to our customers, and by causing customers to avoid public gathering places. If such health epidemics occur, we may experience material impacts on our business, operating results, and financial condition.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

          None.

ITEM 2.           PROPERTIES.

          Our principal office is located at 18/F., 318 Hennessy Road, W Square, Wanchai, Hong Kong. The 5,093 square feet office space serves as the base of operations for our corporate, managerial, accounting, financial, administrative, sales and marketing functions. Our company has leased the office premises for the period from August 23, 2008 to August 22, 2011. The monthly fixed rent is $20,293, plus a monthly service charge of $3,142.

          Our company has leased premises at workshops 1 and 2, 9th Floor, Technology Plaza, No. 651 King’s Road, Hong Kong as show room space for our LED lighting products and services. The lease period is from October 15, 2007 to October 14, 2009. The monthly fixed rent is $2,410, plus a monthly service charge of $572.

          Our company, through Tech Team Development (Zhuhai) Limited, leases a facility at No. 52, Guang Ming Jei, Xiang Zhou, Zhuhai, PRC. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The 3,229 square feet space serves as a supporting office for our business development activities in the PRC, as well as a base for logistics and administrative functions related to our business activities in China. The lease period was from March 8, 2008 to March 7, 2009. Our company is negotiating a new rental agreement with the landlord, while the monthly rent remains at $514.

          Our company, through Beijing Aihua New Enterprise Lighting Appliance Company Limited, has leased a facility at 1st to 4th Floor, No. 7 Shuang-qiao Xili Chaoyang District, Beijing, PRC. The 34,183 square feet space serves as the base for manufacturing, research and development of lighting and specialty lighting source products, as well as sales and marketing activity within China. The term of the lease is for the period from 2004 to 2010. The monthly fixed rent is $11,291, plus a monthly service charge of $309.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Shares of our common stock are listed for quotation on the OTC Bulletin Board under the trading symbol “LTSC” and the CUSIP number is 53227B 101. Our shares of common stock initially began trading on the OTC Bulletin Board on April 17, 2001 under the trading symbol “GBIS”. The following table sets forth, for the periods indicated, the high and low bid prices for each quarter within the last two fiscal years ended March 31, 2009 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	$0.38	$0.16
December 31, 2008	0.71	0.20
September 30, 2008	1.50	0.60
June 30, 2008	2.00	1.04
March 31, 2008	1.30	0.49
December 31, 2007	0.84	0.49
September 30, 2007	0.54	0.40
June 30, 2007	0.78	0.45

          On June 30, 2009, the last reported sale price for shares of our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.25.

          As of June 30, 2009, there were 165 holders of record of shares of our common stock. As of such date, 55,876,410 shares of our common shares were issued and outstanding.

Dividend Policy

          We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

          Our company did not have an equity compensation plan in place during the years ended March 31, 2009 or 2008 under which equity securities of our company were authorized for issuance.

Warrants and Options

          As of June 30, 2009, there were warrants to purchase up to 656,250 shares of common stock at any time on or prior to March 17, 2013 by cash exercise at an exercise price of $0.80 per share or by cashless exercise. Pursuant to the terms of such warrants, the exercise price of such warrants is subject to adjustment in the event of stock splits, combinations or the like of our common stock.

Transfer Agent and Registrar

          The transfer agent and registrar of our common stock is Pacific Stock Transfer Company with an address at 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, telephone number of (702) 361-3033 and facsimile number of (702) 433-1979.

Recent Sales of Unregistered Securities

          We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal years ended March 31, 2009 or 2008 that were not otherwise disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

ITEM 6.           SELECTED FINANCIAL DATA.

          As a smaller reporting company, we are not required to provide this information.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this annual report. Our company’s audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward-Looking Statements” and “Risk Factors” for a list of our risk factors.

Company Overview

          We were incorporated under the laws of the State of Nevada under the name “Legacy Bodysentials Inc.” on September 14, 1995. On September 25, 1996, we changed our name to “Legacy Minerals Inc.” and on May 18, 1998, we changed our name to “Global Commonwealth Inc.” On November 12, 1999, we changed our name to “Global Innovative Systems Inc.” and on April 20, 2007, we changed our name to “Lightscape Technologies Inc.” The name change became effective with the OTC Bulletin Board at the opening for trading on April 23, 2007 under the new stock symbol “LTSC”.

          We are a holding company owning subsidiaries engaged in three main business activities: (i) LED out-of-home advertising, (ii) LED solutions and (iii) other lighting source products. During the year ended March 31, 2009, approximately 0% of our revenue was derived from our LED out-of-home advertising business, 72% from our LED solutions business and 28% from other business.

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

          We signed a joint venture agreement on February 12, 2008 as part of our efforts to build an LED out-of-home advertising network in the People’s Republic of China (the “PRC” or “China”). We entered this joint venture agreement with Beijing Xintong Media & Cultural Development Co. Ltd. (“BX”). Pursuant to the terms of the joint venture agreement, (i) the joint venture company will be named Beijing Xintong New Vision Media Advertising Co. Ltd. (“BXNV”), (ii) our company agreed to contribute to BXNV cash and an LED billboard for the joint venture’s initial installation within ninety business days of signing the agreement, and (iii) in exchange for these contributions, our company will obtain 50.1% ownership of BXNV, with the remaining 49.9% to be held by BX. The joint venture formation process is ongoing. Certain details of the joint venture arrangement are being finalized, including the process of completing the transfer of the 50.1% share ownership in BXNV from BX to our company (or one of our subsidiaries), and other minor strategic and operational details. Management does not believe that there are any material risks to our ultimate receipt of 50.1% ownership of BXNV as originally contemplated by the terms of the joint venture agreement signed on February 12, 2008. Post-formation, we intend to account for our 50.1% interest in the joint venture as a subsidiary in our consolidated financial statements. As such, we will consolidate all profit and loss, assets and liability items and eliminate the future minority shareholding portion held by BX, in this case 49.9%, as a minority interest. We expect the joint venture agreement to close before the end of December 2009.

          In addition to the pending joint venture agreement, our company has expanded its out-of-home advertising network relationship with the New World Group by working directly with New World Department Store China (“NWDSC”) properties throughout mainland China. The first phase of the network build-out with NWDSC is expected to include the installation of an LED billboard at each of nine sites across four cities in China and is expected to be completed by September 2009.

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

Other Business

          Through our 76.8% ownership of Beijing Illumination, we research, develop, manufacture and sell lighting source products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua, manufactures and sells HID lighting products including metal halide lamps and high-pressure sodium lamps.

Application of Critical Accounting Policies

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

Advertising – LED out-of-home advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the period in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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

Our company always seeks to use the fairest approximation of the PC method. LED solutions projects for which our clients can provide their quantity surveyor’s certificate (“QC certificate”) allow us to use the certificate as a basis that is applied consistently for estimation and accrual of revenue and related costs. In the absence of a QC certificate, our company will calculate a project’s PC based on the ratio of incurred costs to estimated final costs.

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

Accounts Receivables and Allowance for Doubtful Accounts

          Our company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. We believe that credit risk is limited because our company routinely assesses the financial strength of our customers and, based upon factors surrounding the credit risk of our customers, we establish an allowance for estimated uncollectible accounts receivable. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowances is limited. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when our company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

          Recent disruptions in financial markets and challenging economic conditions may adversely affect our business. Firstly, we depend to a large extent on outside capital over the near-term to fund our capital needs. Disruptions in financial markets have reduced the general availability of both equity capital and debt financing. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies or withstand adverse operating results. Secondly, the disruptions in the financial markets and challenging economic conditions have reduced spending by businesses. Our operating results in one or more segments may be adversely affected by these slowing economic conditions and spending patterns. If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition. Lastly, in times of economic slowdown, the number of our customers who default on payments owed to us may increase. We could experience longer payment cycles, increased collection costs and higher bad debt expenses. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

Summary of Key Results

          Total net revenue for the year ended March 31, 2009 was $5,620,360, which represents a 6% decrease from the total net revenue of $5,962,411 for the year ended March 31, 2008.

          Net loss for the year ended March 31, 2009 was $4,583,250 compared to a net loss of $ 9,416,075 for the year ended March 31, 2008.

          Basic and fully diluted loss per share for the year ended March 31, 2009 was $0.08 compared to a basic and fully diluted loss per share of $0.22 for the year ended March 31, 2008.

Results of Operations

Comparison of Fiscal Years Ended March 31, 2009 and March 31, 2008

          Our net loss for the year ended March 31, 2009 was $4,583,250 compared to a net loss of $9,416,075 for the year ended March 31, 2008, or an improvement of 51%.

Revenues and Cost of Revenues

          Total net revenue for the year ended March 31, 2009 was $5,620,360, representing a 6% decrease from the total net revenue of $5,962,411 for the year ended March 31, 2008. The decrease in net revenues is primarily attributable to the decrease in revenue from our non-core businesses, primarily our HID lighting products business.

          Specifically, revenue related to our LED out-of-home advertising business remained at $nil for the year ended March 31, 2009 as compared to from $nil during the year ended March 31, 2008. Our LED out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the year ended March 31, 2009 and are expected to begin generating advertising revenue in the near future. Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our LED billboards. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the LED billboard network.

          Revenue related to our LED solutions business increased to $4,046,490 for the year ended March 31, 2009 from $3,564,537 during the year ended March 31, 2008, or an increase of 14%. The increase in revenues was due primarily to the completion of more LED solutions contracts during the year ended March 31, 2009 as compared to a smaller number of contracts completed during the year ended Marc 31, 2008. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be initiated in the near future.

          Sales from our other business, which includes our HID lighting products business, were $1,573,870 for the year ended March 31, 2009 compared to $2,397,874 for the year ended March 31, 2008, representing a decrease of 34%. The decrease in revenues from our other businesses was due primarily to a decrease in revenue from sales of HID lighting products by our subsidiary Beijing Illumination. The decrease in sales by Beijing Illumination was due primarily to the scaling back of overall operations, including reducing production lines, production shifts and personnel, in order to focus on our company’s core LED out-of-home advertising and LED solutions businesses.

Sales and revenue were also lower due to transport restrictions in Beijing for approximately one month surrounding the Beijing Olympics, which reduced flows of raw materials transported to and finished goods shipped from our Beijing factory. We are currently reviewing our plans and strategic options related to our HID lighting products business.

          Total cost of revenues for the year ended March 31, 2009 was $3,702,332, which represents a decrease of 21% as compared to total cost of revenues of $4,694,766 for the year ended March 31, 2008. The decrease in the total cost of revenues during the year ended March 31, 2009 was due in part to the 6% decrease in sales revenues, but also decreased due to improved cost control related to our LED solutions business, namely supplies of LED modules and video screens, and a higher portion of LED consultancy income which is of a higher profit margin. The lower costs of supplies are a result of general technological improvements and economies of scale in the manufacture of LED hardware by our OEM suppliers, and our ability to secure supply contracts on more favorable terms. As a result, our gross profit margin improved to 34% for the year ended March 31, 2009 as compared to 21% for the year ended March 31, 2008.

Operating Expenses

          Operating expenses for the year ended March 31, 2009 were $7,203,033, which represents a 5% increase in operating expenses over $6,834,588 for the year ended March 31, 2008. Selling and marketing expenses, general and administrative expenses, amortization of intangible assets and bad debts constitute the main components of our operating expenses.

          Selling and marketing expenses for the year ended March 31, 2009 increased approximately 5% to $698,116 from $662,628 for the year ended March 31, 2008. The increase was mainly due to higher marketing expenses associated with our attendance and booths at the Hong Kong International Lighting Fair 2008 held in October 2008 as compared to our attendance in October 2007, increased staff costs incurred in order to build up our project pipeline of LED solutions contracts, and to establish our sales network for our LED out-of-home advertising business. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED out-of-home advertising and LED solutions businesses, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

          General and administrative expenses increased by 15% during the year ended March 31, 2009 to $4,070,944 from $3,526,970 for the year ended March 31, 2008. The increase was mainly due to increased staff, accounting, investor relations, public relations and business development costs for the year ended March 31, 2009 to provide the foundation to support our anticipated overall business growth, particularly our LED out-of-home advertising and LED solutions businesses. Our company anticipates that general and administrative costs will continue to increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

          Our company acquired certain intangible assets through the acquisitions of TFEMS and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the year ended March 31, 2009 was $758,871 as compared to $749,251 for the year ended March 31, 2008.

          Bad debt expenses increased to $1,019,285 during the year ended March 31, 2009 from $414,897 for the year ended March31, 2008. The increase in bad debts was due primarily to the increase in allowance for doubtful accounts of Beijing Illumination. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical write-off experience related to accounts receivable.

Income Taxes

          We received income tax credits of $239,912 during the year ended March 31, 2009 compared to $nil for the year ended March 31, 2008. These tax credits are related primarily to our operations in Macau and arose as a result of the finalization of a Complementary Income Tax assessment as issued by the Macao Finance Service Bureau for the 2007 assessment year, under which $nil tax is payable as the assessable profits were below the statutory allowance level.

Liquidity and Capital Resources

          Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

          As of March 31, 2009, our company had a net working capital surplus of $6,287,977 compared to a surplus of $11,490,237 as of March 31, 2008, representing a decrease in working capital of $5,202,260. The cash and cash equivalents of our company attributable to continuing operations decreased to $381,643 as at March 31, 2009 as compared to $3,976,565 as of March 31, 2008. Cash attributable to discontinued operations totalled $8,555 and $1,935 for the years ended March 31, 2009 and 2008, respectively.

Cash Flow Related to Operating Activities

          Operating activities used cash of $2,405,153 for the year ended March 31, 2009 as compared to operating activities using cash of $5,909,210 for the year ended March 31, 2008. The decrease in cash used in operating activities was mainly due to the decrease in net loss for the year ended March 31, 2009 compared to 2008, and a decrease in accounts receivable as we tightened our credit terms and stepped up efforts to collect overdue amounts from clients.

Cash Flow Related to Investing Activities

          Net cash used in investing activities amounted to $1,788,161 during the year ended March 31, 2009 as compared to investing activities using cash of $269,758 during the year ended March 31, 2008. The increase in cash used in investing activities is attributable primarily to purchases of plant and equipment by Media AV, a Singaporean subsidiary we acquired on July 1, 2008 to support our growing LED solutions business in Singapore, and our company’s purchase of LED out-of-home advertising displays.

          Our company incurred capital expenditures of $2,317,378 during the year ended March 31, 2009 and $268,424 for the year ended March 31, 2008. The increase in capital expenditures for the year ended March 31, 2009 as compared to March 31, 2008 was mainly attributable to increased purchases of LED out-of-home advertising displays and plant and equipment by Media AV and Lightscape Technologies (Greater Chinas) Ltd. As of March 31, 2009, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Cash Flow Related to Financing Activities

          Financing activities generated cash of $759,141 for the year ended March 31, 2009 as compared to financing activities generating cash of $6,029,618 for the year ended March 31, 2008. The decrease in net cash flow generated by financing activities was mainly due to the completion of a $7,500,000 private placement during the year ended March 31, 2008 with no comparable capital raising transaction completed during the year ended March 31, 2009.

          During the year ended March 31, 2009, our company obtained a short-term loan secured by accounts receivable of Lightscape Macau. This loan commenced on September 29, 2008 with a non-bank financial institution at a principal amount of $400,896 with a maturity date of 60 days, which was subsequently extended to 90 days, at an annual interest rate of 10%. This loan was repaid in full on the maturity date of December 29, 2008.

          Management believes that additional cash may need to be raised in the next twelve months to finance our existing operations and expansion of our LED out-of-home advertising and LED solutions businesses since we have not yet achieved sustainable positive cash flows. As such, we may need to depend on outside capital over the near-term, including the next twelve months, to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us.

          On April 2, 2009, our company, through our wholly-owned subsidiary Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an instalment loan of $771,208 (or HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly instalments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5%, from May 12, 2009 to April 12, 2010. The instalment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of our company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC. As of June 30, 2009, 3 out of 12 instalments have been duly repaid to DBS Bank on the respective monthly due dates.

Off-Balance Sheet Arrangements

          Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          As a smaller reporting company, we are not required to provide this information.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following consolidated financial statements pertaining to our company are filed as part of this annual report:

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lightscape Technologies Inc.

We have audited the accompanying consolidated balance sheet of Lightscape Technologies Inc. and Subsidiaries (the “Company”) as of March 31, 2009 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and comprehensive loss, and cash flows for the year ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightscape Technologies Inc. and Subsidiaries as of March 31, 2009 and the results of their operations and their cash flows for the year ended March 31, 2009 in conformity with United States generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants and Advisors, P.C.

New York, New York
July 14, 2009

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

/s/ Yu and Associates CPA Corporation

June 11, 2008
Arcadia, California

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	March 31,	March 31,
	2009	2008
	$	$
ASSETS
Current assets:
Cash and cash equivalents	381,643	3,976,565
Accounts receivable, net of allowance for doubtful accounts
of $1,287,843 on March 31, 2009 and $817,790 on March 31, 2008	2,239,228	4,438,207
Costs and estimated earnings in excess of billings on uncompleted contracts	673,313	639,035
Prepaid expenses and other current assets	1,817,215	1,742,031
Inventories – LED, including valuation allowance of $162,782 on March 31,	1,264,975	2,024,422
2009 and $158,987 on March 31, 2008
Inventories – others (see Note 6)	2,274,552	1,879,376
Current assets of discontinued operations	591,921	699,847

Total current assets	9,242,847	15,399,483

Other investments, net of write-off amount of $31,516 on March 31, 2009 and 2008	-	-
Intangible assets, net	969,282	1,700,114
Goodwill	4,476,574	4,476,574
Plant and equipment, net	2,529,141	4,650,398
Out-of-home advertising equipment, net	2,213,808	-
Construction in progress – Out-of-home advertising equipment	266,250	-
Deferred cost	111,132	-
Accounts receivable, due after one year and net of allowance for doubtful accounts	200,890	-
of $145,871 on March 31, 2009 and $Nil on March 31, 2008
Prepaid expenses and other current assets – due after one year	511,277	-
Net investment in sales-type leases of discontinued operations	36,359	126,521

	11,314,713	10,953,607

TOTAL ASSETS	20,557,560	26,353,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	55,266	-
Trade payables	689,945	2,413,203
Amount due to a director	745,501	-
Accrued expenses and other current liabilities	1,284,239	763,797
Obligations under capital leases – current portion	2,904	1,774
Income tax payable	10,062	366,281
Current liabilities of discontinued operations	166,953	364,191

Total current liabilities	2,954,870	3,909,246

Non-current liabilities:
Obligations under capital leases – non-current portion	5,313	5,469
Long-term bank borrowings	62,158	-

Total non-current liabilities	67,471	5,469

Total liabilities	3,022,341	3,914,715

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	March 31,	March 31,
	2009	2008
	$	$

Minority interest	1,106,884	1,421,702

COMMITMENTS (see Note 18)

Shareholders’ equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at March 31, 2009 and at
March 31, 2008	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants (see Note 21)	344,673	344,673
Other reserves	28,944	28,944
Accumulated other comprehensive income	1,077,354	1,082,442
Accumulated deficit	(19,219,220)	(14,635,970)

Total shareholders’ equity	16,428,335	21,016,673

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	20,557,560	26,353,090

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Expressed in US dollars (except for number of common shares)

	Year Ended March 31,
	2009	2008
	$	$
Revenues:
Advertising revenue	-	-
LED solutions revenue	4,046,490	3,564,537
Other revenue	1,573,870	2,397,874
Total net revenues	5,620,360	5,962,411

Cost of revenues:
Cost of sales of Advertising revenue	(13,577)	-
Cost of sales of LED solutions revenue	(2,479,354)	(2,979,087)
Costs of Other revenue (i)	(1,209,401)	(1,715,679)
Total cost of revenues	(3,702,332)	(4,694,766)

Gross profit	1,918,028	1,267,645

Bad debts	(1,019,285)	(414,897)
Amortization	(758,871)	(749,251)
Depreciation	(223,297)	(261,047)
Selling and marketing expenses	(698,116)	(662,628)
General and administrative expenses	(4,070,944)	(3,526,970)
Interest expense	(27,554)	(382,022)
Interest income	867	39,424
Other income	453,129	888,412
Other expenses	(171,102)	-
Impairment loss on intangible assets, net	-	(689,204)
Impairment on goodwill	-	(526,863)
Loss on disposal of plant and equipment	(432,520)	(3,728)
Loss on redemption of redeemable convertible notes and options	-	(2,253,359)

Loss from continuing operations before income tax and minority interests	(5,029,665)	(7,274,488)
Income tax refund	239,912	-

Net loss from continuing operations before minority interests	(4,789,753)	(7,274,488)
Minority interests	314,817	444,215

Net loss from continuing operations	(4,474,936)	(6,830,273)

Discontinued operations
Net (loss) from discontinued operations, net of income taxes	(108,314)	(244,131)
Loss on disposal of discontinued component	-	(2,341,671)

(Loss) on discontinued operations	(108,314)	(2,585,802)

Net loss attributable to common shareholders	(4,583,250)	(9,416,075)

Other comprehensive income (loss)
Foreign currency translation adjustment arising during the period	(5,088)	759,901
Comprehensive loss	(4,588,338)	(8,656,174)

Loss per share
- Basic
Continuing operations	(0.08)	(0.16)
Discontinued operations	0.00	(0.06)
Total	(0.08)	(0.22)

- Diluted
Continuing operations	(0.08)	(0.16)
Discontinued operations	0.00	(0.06)
Total	(0.08)	(0.22)

Weighted average number of common shares outstanding
- Basic	55,876,410	42,574,361
- Diluted	55,876,410	42,574,361

(i) Includes depreciation of plant and equipment of $288,916 and $243,197 for the year ended March 31, 2009 and 2008 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
LOSS
Expressed in US dollars (except for number of common shares)

						Total Accumulated Other Comprehensive Income And
	Common Shares					Accumulated Deficit
						Accumulated
						Other		Total
						Comprehensive		Accumulated
						Income		Comprehensive
			Common	Additional		- Foreign		Loss
			Stock	Paid-In		Currency		And	Total
	Number	Amount	Warrants	Capital	Other	Translation	Accumulated	Accumulated	Shareholders’
					Reserves	Adjustment	Deficit	Deficit	Equity

Balance at
March 31, 2007	37,451,410	37,451	-	24,139,333	28,944	322,541	(5,219,895)	(4,897,354)	19,308,374

Cancellation of
beneficial
conversion feature
upon redemption
of redeemable
convertible notes	-	-	-	(1,647,273)	-	-	-	-	(1,647,273)
Issuance of shares
for additional
working capital	18,425,000	18,425	-	11,993,321	-	-	-	-	12,011,746
Issuance of
warrants	-	-	344,673	(344,673)	-	-	-	-	-
Foreign currency
translation
adjustment	-	-	-	-	-	759,901	-	759,901	759,901
Net loss	-	-	-	-	-	-	(9,416,075)	(9,416,075)	(9,416,075)

Balance at
March 31, 2008	55,876,410	55,876	344,673	34,140,708	28,944	1,082,442	(14,635,970)	(13,553,528)	21,016,673

Foreign currency
translation
adjustment	-	-	-	-	-	(5,088)	-	(5,088)	(5,088)
Net loss	-	-	-	-	-	-	(4,583,250)	(4,583,250)	(4,583,250)

Balance at March
31, 2009	55,876,410	55,876	344,673	34,140,708	28,944	1,077,354	(19,219,220)	(18,141,866)	16,428,335

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in US dollars

	Year Ended March 31,
	2009	2008
	$	$
Cash flows from operating activities:
Net (loss)	(4,474,936)	(9,416,075)
Net (profit) loss from discontinued operations, net of income taxes	(108,314)	244,131
Loss on disposal of discontinued component	-	2,341,671
Net (loss) from continuing operations	(4,583,250)	(6,830,273)

Adjustments to reconcile net (loss) income to
net cash (used in) generated from operating activities:
Amortization of intangible assets	758,871	749,251
Impairment on goodwill	-	526,863
Impairment loss on intangible assets, net	-	689,204
Bad debts	1,019,285	-
Depreciation expense	512,212	504,244
Income tax reversal	(234,921)	-
Loss on disposal of plant and equipment	432,520	3,728
Minority interest	(314,817)	(444,215)
Gain on changes in fair value of embedded options	-	(866,400)
Loss on redemption of redeemable convertible notes and options	-	2,253,359
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful debts	1,710,094	347,634
Costs and estimated earnings in excess of billings on uncompleted contracts	(34,278)	(639,035)
Prepaid expenses and other current assets, including noncurrent portion	(117,035)	232,046
Inventories – others	(348,583)	(2,334,595)
Trade payables	(1,823,490)	(553,217)
Accrued expenses and other current liabilities	390,460	340,761
Income tax payable	(3,289)	115,263

Net cash (used in) operating activities of continuing operations	(2,636,221)	(5,905,382)
Net cash provided by (used in) operating activities of discontinued operations	231,068	(3,828)
Net cash (used in) operating activities	(2,405,153)	(5,909,210)

Cash flows from investing activities:
Purchase of plant and equipment and intangible assets	(741,707)	(268,424)
Purchase of Out-of-Home advertising LED equipment	(1,397,265)	-
Purchase of construction in progress - Out-of-Home advertising LED display	(178,406)	-
Proceeds from sales of plant and equipment	508,682	642
Net cash acquired from acquisition of subsidiaries	21,184	-

Net cash (used in) investing activities of continuing operations	(1,787,512)	(267,782)
Net cash (used in) investing activities of discontinued operations	(649)	(1,976)
Net cash (used in) investing activities	(1,788,161)	(269,758)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Expressed in US dollars

	Year Ended March 31,
	2009	2008
	$	$

Cash flows from financing activities:
Net proceeds from issuance of share capital	-	12,011,746
Proceeds from short-term borrowings	400,896	-
Repayment of short-term borrowings	(400,896)	-
Proceeds from bank loan	47,784	-
Repayment of bank loan	(30,854)	-
Early redemption of redeemable convertible notes	-	(6,000,000)
Repayment of capital lease obligations	(3,290)	(1,478)
Advance from a director	745,501	324,664
Repayment to a director	-	(304,127)

Net cash provided by financing activities of continuing operations	759,141	6,030,805
Net cash (used in) generated from financing activities of discontinued operations	-	(1,187)
Net cash provided by financing activities	759,141	6,029,618

Effect of foreign exchange rate changes	(154,128)	10,743

Net (decrease) in cash and cash equivalents	(3,588,301)	(138,607)
Cash and cash equivalents at beginning of the year	3,978,499	4,117,107

Cash and cash equivalents at end of the year	390,198	3,978,500

Analysis of cash and cash equivalents:
Cash at banks and in hand – continuing operations	381,643	3,976,565
Cash at banks and in hand – discontinued operations	8,555	1,935
	390,198	3,978,500
Supplemental disclosure of cash flows information
Bank interest expenses paid	9,427	9,912
Interest on capital lease obligations paid	840	-
Income taxes paid	1,982	-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape” or the “Company”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (the “Group”) is principally engaged in three business activities: (i) light-emitting diode (“LED”) out-of-home (“OOH”) advertising, (ii) LED solutions and (iii) others including lighting source products.

NOTE 2. ACQUISITION OF A SUBSIDIARY

Pursuant to a Sale and Purchase Agreement (“S&P Agreement”) dated July 1, 2008 between Tech Team Investment Limited (“Tech Team Investment”), a wholly-owned subsidiary of the Company, and Mr. Yeung Wang Hung (the “Vendor”), sole shareholder of Golden Cypress Limited (“Golden Cypress”), the Company acquired 100% of the equity interest of Golden Cypress at a consideration of $128,535 (or HK$1,000,000). Golden Cypress is a company incorporated in the British Virgin Islands, which holds a 100% equity interest in Media AV International Pte Limited (“Media AV”), a company incorporated in Singapore. Media AV operates an LED solutions business, including rentals and permanent installations, in Singapore.

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

The results of operations of Golden Cypress have been included in the Consolidated Statements of Operations of the Company for the year ended March 31, 2009 from the date of acquisition.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 2. ACQUISITION OF A SUBSIDIARY (continued)

Pro forma information as required by SFAS 141 is not presented because the results of operations of Golden Cypress for the first three months of the year ended March 31, 2009 and the full year ended March 31, 2008 are immaterial.

Pursuant to a supplementary agreement dated July 2, 2008 between Golden Cypress Limited and Mr. Choong Yip Weng, as an addendum to the S&P Agreement as mentioned above, Mr. Choong, director of Media AV, thereby warranted that Media AV will achieve at least break even in its operating results (“break-even guarantee”) for the nine months ended March 31, 2009. Golden Cypress may exercise its right under the break-even guarantee provision by offsetting any amounts owed to Mr. Choong in the books of Media AV or any other subsidiaries of the Company. Accordingly, the net loss of $280,630 of Media AV for the nine months ended March 31, 2009 has been accounted for as other income of $280,630 for the year ended March 31, 2009 and set off against the amount owed by Media AV to Mr. Choong of $180,640 and the shortfall of $99,990 has been accounted for as other receivable and included in Prepaid expenses and other current assets as of March 31, 2009.

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

The accompanying audited consolidated financial statements as of March 31, 2009 and 2008 and for the years ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-K and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these audited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading.

Certain of the 2008 comparative figures have been reclassified to conform with the current year presentation. These reclassifications had no impact on previously reported financial positions, results of operations or cash flows.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased. Cash and cash equivalents as of March 31, 2009 and 2008 of $381,643 and $3,976,565, respectively, consist of cash on hand and current accounts and savings accounts with respective banks, without any time or demand deposits.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant onetime events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2009 and March 31, 2008, the allowance for doubtful accounts was approximately $1,287,843 and $817,800, respectively.

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

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which results in the recognition of goodwill when the purchase price exceeds the fair value of net assets acquired. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss (see Note 10).

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

The estimation of the useful lives of the trademarks, completed technologies for the production of AHP and HID, distributor base, customer lists and relationships are affected by factors such as a change in demand, unanticipated competition change in technology, legislative action that results in an uncertain or an adverse change in the regulatory environment or changes in distribution channels and business climate.

Software and licenses are recognized as intangible assets at cost less accumulated amortization. These assets are generally amortized over three years.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future (see Note 10).

Plant and Equipment and Construction in Progress

Plant and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of equipment are as follows:

Testing equipment	4 years
Office equipment	3 - 4 years
Furniture and fixtures	3 - 4 years
Leasehold improvements	shorter of 4 years or the remaining terms of the leases
Motor vehicles	5 - 7 years
Moulds	3 years
Factory machinery and equipment	10 - 16 years
Out-of-home advertising equipment	10 - 12 years

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

Deferred Costs

Deferred costs relates to costs which enable OOH advertising LED display and equipment to operate and commence its income generating activities, however, the costs cannot be capitalized because they are not directly related to bringing the equipment to its existing condition and location. Examples are licence fee for OOH advertising and prepaid rental. The costs incurred are initially recorded as a deferred cost within the non-current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when the Company recognizes revenue for the related OOH advertising revenue, in accordance with the matching principle.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Advertising – LED related Out-of-Home (“OOH”) advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the period in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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

Contract costs include all direct material, direct labor, subcontracting and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. The Company generally provides a one-year warranty for workmanship under its contracts. Warranty claims historically have been inconsequential.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, it is a two-step process for valuation of a tax position. Step one is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. Step two is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rate for the period and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the translation are included in foreign currency translation adjustment in accumulated other comprehensive income, a component of stockholders’ equity.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, short-term debt and trade payables approximate their fair values due to the short-term maturity of these instruments. The fair value of long-term debts and capital lease obligations approximate their carrying values based on interest rates currently available to the Company.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Stock-based Payment

The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under SFAS 123R, equity instruments issued to employees for their services are measured at the grant-date fair value and recognized in the statement of operations over the service period.

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

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Basic and Diluted Earnings (Loss) per Share (continued)

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

Fair Value Disclosure

Effective April 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements as the Company does not have any balance sheet components deemed financial assets or liabilities.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2009 and 2008 was approximately $98,855 and $51,413 respectivly.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which was to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type. FSP 115-2 makes amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to require entities identifying major security classes to be consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in SFAS 115. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s management does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period. FSP 157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company’s management does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). It amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements for fiscal years beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

NOTE 4. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2009 and March 31, 2008 are summarized as follows:

	March 31,	March 31,
	2009	2008
	$	$
Cumulative costs incurred on uncompleted contracts	761,574	1,575,574
Cumulative estimated earnings to date	377,420	1,071,896
	1,138,994	2,647,470
Less: Billings to date	465,681	2,008,435
	673,313	639,035

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	March 31,
	2009	2008
Presented in current assets:	$	$
Trade deposits	51,291	1,546
Rental, utilities and other deposits	380,365	393,373
Prepaid expenses	397,495	863,092
Other receivables	432,182	465,216
Contract surety bond refundable deposit	44,605	-
Other receivable regarding disposal of property, plant and equipment	511,277	-
Others	-	18,804
	1,817,215	1,742,031

Presented in noncurrent assets	-	-
Other receivables	511,277	-

NOTE 6. INVENTORIES

Inventories – others by major category are summarized as follows:

	March 31,	March 31,
	2009	2008
	$	$
Raw materials	290,338	700,302
Work in progress	1,195,181	589,119
Finished goods	789,033	589,955
	2,274,552	1,879,376

Inventories – LED by major category are summarized as follows:

	March 31,	March 31,
	2009	2008
	$	$
Finished goods	1,264,975	2,024,422

NOTE 7. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31,	March 31,
	2009	2008
	$	$
Testing equipment	382	-
Office equipment	577,273	666,009
Furniture and fixtures	29,633	16,428
Leasehold improvements	339,018	323,900
Motor vehicles	66,153	56,405
Factory machinery and equipment	3,059,764	5,349,055
Total	4,072,223	6,411,797
Less: Accumulated depreciation	(1,543,082)	(1,761,399)
Plant and equipment, net	2,529,141	4,650,398

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 7. PLANT AND EQUIPMENT, NET (continued)

Equipment held under capital leases and included above is summarized as follows:

	March 31,	March 31,
	2009	2008
	$	$
Office equipment	-	8,869
Motor vehicle	14,335	-
Less: Accumulated depreciation	(6,690)	(3,449)
Equipment, net held under capital leases	7,645	5,420

NOTE 8. OOH ADVERTISING EQUIPMENT

OOH advertising equipment consists of the following:

	March 31,	March 31,
	2009	2008
	$	$
OOH advertising LED display	1,991,995	-
OOH advertising visual, audio and related equipment	238,189	-
Total	2,230,184	-
Less: Accumulated depreciation	(16,376)	-
OOH advertising equipment, net	2,213,808	-

NOTE 9. OOH CONSTRUCTION IN PROGRESS

OOH construction in progress consists of the following:

	March 31,	March 31,
	2009	2008
	$	$
Cost incurred related to construction of an OOH
advertising LED display in China	266,250	-

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill was recognized upon to the acquisition of equity interests in Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Lightscape Technologies (Macau) Limited (“Lightscape Macau”) and represents the costs of the investments over the estimated fair value of the underlying net assets acquired.

Changes to goodwill during the years ended March 31, 2009 and 2008 are as follows:

	March 31,	March 31,
	2009	2008
	$	$
Balance at the beginning of the period	4,476,574	5,003,437
Impairment losses recognized	-	(526,863)
Balance at the end of the period	4,476,574	4,476,574

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Impairment Losses on Goodwill for Investment in Beijing Illumination

The write-down of goodwill of $Nil and $526,863 respectively for the year ended March 31, 2009 and 2008, was based on the discounted cash flows analysis as conducted by the management (“discounted cash flows analysis”) regarding Beijing Illumination for the year ended March 31, 2009 and 2008, respectively. Management assessed the basis to ascertain the amount of impairment losses on goodwill and intangible assets. The discounted cash flows analysis was carried out on the basis of fair value, which is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.

Management takes full responsibility for valuing the assets and the liabilities of the acquired entity, and has carefully reviewed the reasonableness of the basis of valuation, valuation assumptions and valuation methodology, in particular the use of the income approach, which is also known as the discounted cash flow method (“DCF”). The fair value of goodwill and intangible assets were determined by applying a discount rate (the cost of capital) in the DCF model to determine the net present value of our acquired subsidiary’s future expected cash flows.

Intangible Assets

Intangible assets arise from the acquisition of interests in subsidiaries. The costs of the intangible assets were determined during the allocation of the purchase prices based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. Acquired intangible assets consist of the following:

	March 31, 2009			March 31, 2008
		Accumulated			Accumulated
		amortization			amortization
		and			and
	Cost	impairment	Net	Cost	impairment	Net
	$	$	$	$	$	$
Subject to amortization
Completed technology – AHP	1,172,616	(1,167,011)	5,605	1,172,616	(999,494)	173,122
Completed technology – HID	1,214,012	(920,755)	293,257	1,214,012	(617,252)	596,760
Software and license (i)	650,807	(560,805)	82,431	641,077	(345,101)	295,976
Customer lists and relationships	45,797	(24,017)	21,780	45,797	(19,437)	26,360
Distributors list	179,351	(179,351)	-	179,351	(137,665)	41,686
Total	3,262,583	(2,851,939)	403,073	3,252,853	(2,118,949)	1,133,904

Not subject to amortization
Trademark	566,209	-	566,209	566,210	-	566,210

Total	3,828,792	(2,851,939)	969,282	3,819,063	(2,118,949)	1,700,114

(i) including an addition of $9,730 during the year ended March 31, 2009.

An impairment review regarding intangible assets based on the discounted cash flows analysis, was conducted by the management (“discounted cash flows analysis”) regarding all intangible assets of the Company, including Beijing Illumination, for the year ended March 31, 2009 indicates no impairment loss is required for the year ended March 31, 2009 while impairment loss of $689,204 was accounted for the year ended March 31, 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Intangible Assets (continued)

Amortization expenses charged to net loss from operations for the years ended March 31, 2009 and 2008 were approximately $751,299 and $749,251 respectively. Anticipated amortization expense for each of the following five years is as follows:

Year ending March 31,	$
2010	378,154
2011	7,823
2012	7,823
2013	5,811
2014	3,462
403,073

NOTE 11. BANK BORROWINGS

Bank borrowings relate to two term loans each borrowed from DBS Bank and OCBC Bank, respectively, by Media AV, with principal of Singapore Dollars (“SGD”) SGD100,000, SGD50,000, SGD50,000 and SGD70,000, or $65,759, $32,880, $32,880 and $46,031, respectively. The commencement dates are April 3, 2007, June 27, 2008, February 1, 2007 and February 19, 2009, respectively. The loans are repayable by 36, 24, 60 and 48 monthly instalments, and incur interest at an annual rate of 12.5%, 12.5%, 13.12% and 13.38%, respectively. These loans are secured by a deed of guarantee and indemnity by a director of Media AV.

The following is a summary of future repayments related to bank borrowings for the next five years:

Year ending March 31,	$
2010	55,266
2011	30,352
2012	20,298
2013	11,508
2014	-
117,424

NOTE 12. OBLIGATIONS UNDER CAPITAL LEASES

	March 31,	March 31,
	2009	2008
	$	$
Total minimum lease payments, with $nil representing interest	8,217	7,243
Less: Current portion of obligations under capital leases	(2,904)	(1,774)
Long-term portion of obligations under capital leases	5,313	5,469

(i) Equipment relating to a copier machine under hire purchase with obligations under capital leases of $7,243 as of March 31, 2008 has been disposed at a gain on disposal of $2,513 in the year ended March 31, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 12. OBLIGATIONS UNDER CAPITAL LEASES (continued)

The following is a summary of future minimum lease payments under capital leases as of March 31, 2009:

Year ending March 31,	$
2010	2,904
2011	2,904
2012	2,409
2013	-
8,217

The Company entered into capital lease arrangements for leasing a second hand truck used in its operations. The lease is for a term of five years. For the year ended March 31, 2009, the capital lease arrangement was on an interest bearing basis. The leases are on a fixed repayment basis and require no contingent rental payments. The interest expenses incurred on these capital leases were $1,230 and $nil for the years ended March 31, 2009 and 2008, respectively.

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

NOTE 14. FOREIGN CURRENCY TRANSACTION LOSS

Foreign currency transaction losses of $8,323 for the year ended March 31, 2009 and a gain of $19,668 for the year ended March 31, 2008 were included in determining net losses.

NOTE 15. INCOME TAX

Income tax expense for the year ended March 31, 2009 represents the provision for income tax of the subsidiaries operating in Hong Kong, Macau and Mainland PRC which were calculated at the applicable tax rate.

A reconciliation of the provision for income taxes from continuing operations determined at the US statutory corporate income tax rate to the Company’s effective income tax rate is as follows:

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 15. INCOME TAX (continued)

	2009	2008
	$	$

(Loss) before income tax	(5,029,665)	(7,274,488)
US statutory corporate income tax rate	34%	35%
Income tax (benefit) computed at United States
statutory corporate income tax rate	(1,710,086)	(2,546,071)
Reconciling items:
Rate differential for Hong Kong earnings	314,573	1,273,035
Rate differential for PRC earnings	108,002	-
Rate differential for Singapore earnings	46,610	-
Tax effect of expenses not deductible for tax purposes	867,917	856,860
Tax effect of income not taxable for tax purposes	(138,961)	(48,372)
Loss not recognized as deferred income tax assets	-	437,546
Others	188,862	27,002
Change in valuation allowance	(460,896)	-

Income tax refund (expense)	(239,911)	-

Deferred income taxes arose from the following:

	2009	2008
	$	$

Deferred tax assets
- tax losses	2,383,469	961,976
- valuation allowance	(1,338,407)	(877,511)

Net deferred tax assets	1,045,062	84,465

Deferred tax liabilities
- Tax depreciation allowance in excess of book	(1,045,062)	(84,465)
depreciation and amortization

Net deferred tax	-	-

For the operating loss carry forwards of approximately $10,859,568 as of March 31, 2009, $1,123,292, $211,696, $298,170, $1,355,302 and $832,003 will expire in 2010, 2011, 2012, 2013 and 2014, respectively, and the remainder of $7,039,105 will be carried forward indefinitely.

As at March 31, 2009, the Company had accumulated net operating loss carryforwards for Hong Kong income tax purposes of approximately $6,621,698 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has adjusted the valuation allowance during the year ended March 31, 2009 to reduce the deferred tax asset associated with the net operating loss carryforwards to $Nil at March 31, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 15. INCOME TAX (continued)

Additionally, as of March 31, 2009, upon expiry of certain net operating loss and adjustment in respect of agreeing with agreed tax losses per Tax Authority of China, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $492,607. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has adjusted valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at March 31, 2009. These tax losses yield deferred tax assets of approximately $123,152 as of March 31, 2009.

The components of profit (loss) before income tax and minority interests are as follows:

	Year Ended March 31,
	2009	2008
	$	$
Hong Kong	(1,040,496)	(4,258,488)
Macau	(580,767)	(280,976)
Singapore	(291,312)	-
United States	(1,910,208)	-
Mainland, the PRC	(1,206,882)	(2,735,024)
	(5,029,665)	(7,274,488)

Tax laws applicable to the Company and its subsidiaries are as follows:

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
  No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the years ended March 31, 2009 and 2008. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years. However, as TT (Zhuhai) derived no taxable profits since its commencement of operations, this preferential tax treatment has expired and it is required to pay a tax rate of 25% from January 1, 2008 onward.
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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 15. INCOME TAX (continued)

  Media AV International PTE Limited is a company incorporated in Singapore, which is subject to an 18% tax rate on its normal chargeable income. Effective from year of assessment 2008 (financial year ended March 31, 2009), a partial tax exemption is given to companies on “normal chargeable income’ (excluding Singapore franked dividends) of up to SGD300,000, as follows: 75% of the first SGD10,000 of normal chargeable income, or at an effective tax rate of 4.5%; and 50% of the next SGD290,000 of normal chargeable income, or at an effective tax rate of 9%.
  Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense (credit) for the years ended March 31, 2009 and 2008 represents the provision for income tax in the following jurisdictions:

	Year Ended March 31,
	2009	2008
	$	$
Current taxes:
Hong Kong	(27,944)	-
Macau	(206,977)	-
Singapore	-	-
Mainland, PRC	(4,990)	-
	(239,911)	-

FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes that virtually all tax positions in the jurisdictions in which it operates are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy to which we are subject, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 16. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the results of operations and the related charges for discontinued operations have been classified as “(Loss) from discontinued operations, net of income taxes” on the accompanying Consolidated Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

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

Revenues and net profit (loss) from discontinued operations of the energy savings business and disposal of construction in progress is as follows:

	Year Ended March 31,
	2009	2008
	$	$
Operating revenue	4,732	70,012

Pre-tax (loss) from discontinued operations	(149,761)	(2,551,079)
Income tax credit (expense)	41,447	(34,723)
Net (loss) from discontinued operations	(108,314)	(2,585,802)

NOTE 17. CONCENTRATION OF CREDIT RISK

As of March 31, 2009 and 2008, the Company has a credit risk exposure of uninsured cash in banks of $51,707 (including cash of discontinued operations of $8,555) and $3,928,790, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, cash of $331,800 (including cash of discontinued operations of $4,048) out of a total of $390,198 (including cash of discontinued operations of $8,555) of the Company’s cash held with banks in Hong Kong is now subject to no credit risk.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 17. CONCENTRATION OF CREDIT RISK (continued)

On October 16, 2008, the Singapore government announced a guarantee on deposits of individual and non-bank customers in banks, financial companies and merchant banks in Singapore until year-end 2010. The guarantee is backed by $100 billion (SGD $150 billion) of Singapore government reserves. Hence, all of the Company’s cash held with banks in Singapore amounting to $6,265 is now subject to no credit risk.

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the year ended March 31, 2009, one customer accounted for approximately 20.1% of the Company’s total revenues. As of March 31, 2009, there is one customer whose account receivable to the Company accounted for 19.1% of total accounts receivable.

The Company relies on supplies from numerous vendors. For the year ended March 31, 2009, one vendor accounted for approximately 17.9% of total supply purchases.

The Company’s business, assets and operations are currently focused on the LED out-of-home advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, Singapore and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

NOTE 18. COMMITMENTS

Leases

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 0.50 to 2.30 years. The following is a summary of future minimum lease payments under operating leases as of March 31, 2009. Rental expense was $336,434 and $264,234 for the years ended March 31, 2009 and 2008, respectively.

Year ending March 31,

$
2010	836,949
2011	729,920
Thereafter	95,576
1,662,445

Royalties

Pursuant to a supplier agreement (the “Agreement”) dated March 8, 2006, entered into between Beijing Illumination and an independent third party, the independent third party appointed Beijing Illumination as a non-exclusive licensed OEM manufacturer with rights to make and distribute certain products worldwide. Beijing Illumination shall pay to the independent third party, during the term of the Agreement, 7% of gross revenues of certain products sold to customers or distributors other than this independent third party. Such royalty payments shall survive for five years after the termination of the Agreement. No such royalty payment was accounted for or paid during the year ended March 31, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

Related Party Balances

The amounts due to a director and a director of a subsidiary represent cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	Year Ended March 31,
	2009	2008
	$	$
Amount due to a director
Mr. Bondy Tan	745,501	-

NOTE 20. SEGMENT INFORMATION

The Company is engaged in three main business segments: (i) LED out-of-home advertising, (ii) LED solutions and (iii) others including lighting source products. These represent the Company’s reportable segments.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 3). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 20. SEGMENT INFORMATION (continued)

	Year Ended March 31,
	2009	2008
	$	$
Segment revenues from external customers:
Advertising	-	-
LED solutions	4,046,490	3,564,537
Other	1,573,870	2,397,874
	5,620,360	5,962,411

Operating profit (losses):
Advertising	(13,577)	-
LED solutions	(3,310,033)	(3,624,640)
Other	(1,961,395)	(1,920,291)

	(5,285,005)	(5,544,931)
Unallocated income:
Interest income	867	39,424
Other income	453,129	-
Gain on fair value changes in options	-	866,400
Unallocated expenses:
Other expenses	(171,102)
Interest expenses	(27,554)	(382,022)

Loss on redemption of convertible notes and options	-	(2,253,359)
Loss from continuing operations before income tax and minority interests	(5,029,665)	(7,274,488)

Other segment information:
Depreciation:
Advertising	13,577	-
LED solutions	153,738	59,873
Other	350,441	444,371
	517,756	504,244

	Year Ended March 31,
	2009	2008
	$	$
Segment assets:
Advertising	3,856,166	-
LED solutions	7,476,596	17,333,269
Other	8,605,133	8,193,453
	19,937,895	25,526,722
Assets of discontinued operations	619,665	826,368
	20,557,560	26,353,090

Capital expenditure:
Advertising	1,575,671	-
LED solutions	738,186	253,291
Other	3,521	15,133
	2,317,378	268,424

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 20. SEGMENT INFORMATION (continued)

Geographical Information:

	Year Ended March 31,
	2009	2008
	$	$
Total sales:
Mainland, the PRC	1,459,256	2,342,481
Hong Kong	2,027,221	2,339,313
Singapore	1,159,947	181,990
India	104,640	-
Mexico	185,845	-
Macau	631,299	801,792
Others	52,152	296,835
	5,620,360	5,962,411

The location of the Company’s long-lived assets is as follows:

	Year Ended March 31,
	2009	2008
	$	$
Hong Kong	5,707,921	6,805,936
Singapore	560,958	-
Mainland, the PRC	4,297,309	4,147,671
	10,566,188	10,953,607

One customer accounts for 28.3% and 48.5% of operating revenue of the LED solutions segment for the years ended March 31, 2009 and 2008 respectively, while none of the customers of the other segments accounts for more than 10% of operating revenue for the years ended March 31, 2009 and 2008.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

The warrants have been accounted for as common stock warrants at fair value in the amount of $344,673, which forms part of shareholder’s equity, with the corresponding charge debited directly to additional paid-in capital, for the year ended March 31, 2008. The valuation of the warrants was performed by management in accordance with Generally Accepted Valuation Methodologies, including but not limited to, the discounted cash flow method, the Black-Scholes-Merton option pricing model, and the Binomial option model, as required by SFAS No. 123 (revised 2004) “Share-Based Payment” issued by the FASB.

The following key valuation parameters have been used in assessing the fair value of the warrants:

Parameter	For the Year Ended March 31, 2008
Stock price	$1.11
Exercise price	$0.80
Risk-free rate	2.44%
Nature of the warrants	Call
Expected life	5 years
Expected volatility	112.62%
Expected dividend yield	0.00%
Early exercise behavior	150% of the exercise price

NOTE 22. REDEMPTION OF CONVERTIBLE NOTES

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 22. REDEMPTION OF CONVERTIBLE NOTES (continued)

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 22. REDEMPTION OF CONVERTIBLE NOTES (continued)

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

23. RETIREMENT PLAN

The Company operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The pension expenses charged to the consolidated statement of operations and comprehensive loss amounted to $44,365 and $22,052 for the years ended March 31, 2009 and 2008, respectively.

As stipulated by the PRC regulations, all retired employees of the Group who are residents of the PRC are entitled to an annual pension equal to their basic annual salary upon retirement. The Group contributed to a state-sponsored retirement plan at a certain percentage of the gross salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The pension expense for the year ended March 31, 2009 and 2008 was $29,433 and $21,255 respectively.

The Central Provident Fund (“CPF”) of Singapore is a social security savings scheme jointly supported by employees, employers, and the Government. The pension expenses charged to the consolidated statement of operations and comprehensive loss amounted to $29,697 for the year ended March 31, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 24. POST-BALANCE SHEET EVENT

On April 2, 2009, the Company, through its wholly-owned subsidiary Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an instalment loan of $771,208 (or HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly instalments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5%, from May 12, 2009 to April 12, 2010. The instalment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of the Company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC. As of June 30, 2009, 3 out of 12 instalments had been duly repaid to DBS Bank on the respective monthly due dates.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          We engaged the firm of MSPC Certified Public Accountants and Advisors, P.C. as our principal independent accountant on July 25, 2008. Other than as described below, there has been no change in the accountants and no disagreements with MSPC Certified Public Accountants and Advisors, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

          On May 30, 2007, we dismissed Schwartz Levitsky Feldman LLP, Chartered Accountants, as our principal independent accountant, and on May 31, 2007, we engaged Yu and Associates CPA Corporation as our principal independent accountant, as reported on our current report on Form 8-K/A filed on June 5, 2007.

          On July 25, 2008, we dismissed Yu and Associates CPA Corporation as our principal independent accountant, and on July 25, 2008, we engaged MSPC Certified Public Accountants and Advisors, P.C. as our principal independent accountant, as reported on our current report on Form 8-K filed on July 31, 2008.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures were effective as of March 31, 2009. There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was effective as of March 31, 2009.

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

          This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

ITEM 9B.        OTHER INFORMATION

          None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bondy Tan	Director, President, Secretary, Treasurer and Chief Executive Officer of our company	42	January 13, 2005
Aaron Ratner	Chief Strategic Officer	34	December 1, 2008
Charles Cheung	Director	73	January 13, 2005
Edmand Yuk Man Wong(1)	Director	52	June 5, 2006
Kwok Tin Tang(1)	Director	58	June 5, 2006
Alfred Lee Ming Sung(1)	Director	51	May 15, 2009
Francis Man Chung Wong(2)	Former Director	44	August 1, 2007

(1) Members of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

(2) Francis Man Chung Wong resigned as a director of our company on May 15, 2009.

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

Charles Cheung

          Dr. Charles Cheung Wai Bun (J.P.) is chairman and a director of our company. He has over 30 years of senior management experience in various industries including over 22 years within the banking industry. Dr. Cheung is Chairman of Joy Harvest International Limited, and he is also Vice-Chairman and Director of First Metro International Investment Company Limited Hong Kong. He is a Senior Adviser to the Metropolitan Bank & Trust Company, one of the leading commercial banking groups in the Philippines. He is an independent Non-Executive Director and Chairman of Audit Committee of Shanghai Electric Group Limited, Shanghai PRC, one of the largest PRC state corporations, Pioneer Global Group Limited and Prime Investments Holdings Limited, which are listed on the main board of the Hong Kong Stock Exchange. He was former Independent Non-Executive Director and Chairman of the Audit Committee of Galaxy Entertainment Group Limited and K. Wah International Holdings Limited which are also listed on the main board of the Hong Kong Stock Exchange. He is a Council Member of the Hong Kong Institute of Directors. Dr. Cheung was formerly Group Chief Executive and Executive Deputy Chairman of Mission Hills Group in China which is engaged in luxurious property development, and golf resort in mainland China. It owns the largest golf resort in the World. He was also a former director and advisor to the Tung Wah Group of Hospitals, the largest charitable organization in Hong Kong, and he has served a number of committees of the Hong Kong Government. Dr. Cheung was awarded the Hong Kong Director of the Year Award of Listed Company Non-Executive Directors in 2002. Dr. Cheung holds an Honorary Doctor degree in Business Administration from John Dewey University, a Master degree in Business Administration and a Bachelor of Science degree from New York University, New York, U.S.A.

Aaron Ratner

          Aaron Ratner has served as Chief Strategic Officer of our company since December 1, 2008. In this role, he is responsible for managing capital markets, fund raising, investor/public relations and strategic initiatives. From 2007 to 2008, Mr. Ratner was an investment analyst with Aeneas Capital, an emerging market investment fund. From 2006 to 2007, Mr. Ratner was an analyst with Steel Partners, a global activist hedge fund. From 2000 to 2005, Mr. Ratner was an associate with Simon Murray & Company, a multi-strategy investment firm based in Hong Kong. Mr. Ratner holds a Master of Science in Management from the Sloan Masters Program at the Stanford University Graduate School of Business, and a Bachelor of Arts, with majors in economics and international relations, from the University of Pennsylvania.

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

Alfred Lee Ming Sung

          Alfred Lee Ming Sung was appointed as an independent director of our company on May 15, 2009. Mr. Sung is a practicing Certified Public Accountant and since 1998 he has been the principal of Alfred Sung & Co., an audit and accounting firm based in Hong Kong. Mr. Sung has over 27 years of experience in auditing, accounting, taxation, management and financial advisory services. His previous experience includes 7 years with major international accounting firms. Mr. Sung is currently a practicing member of the Hong Kong Institute of Certified Public Accountants and an associate member of the Institute of Chartered Accountants of Australia. He holds a Bachelor of Economics degree from La Trobe University in Australia.

Francis Man Chung Wong

          Francis Man Chung Wong served as an independent director of our company until his resignation on May 15, 2009. From 2003 to present, Mr. Wong has been a practicing Certified Public Accountant through Francis Wong C.P.A. Co. Limited. He has over 19 years of experience in auditing, taxation, management and financial advisory services. Mr. Wong is currently an independent director and either chairman or member of the audit / remuneration committee of four companies listed on the Hong Kong Stock Exchange: China Oriental Group Company Limited, Digital China Holdings Limited, Wai Kee Holdings Limited and Yardway Group Limited. Mr. Wong’s previous experience includes 6 years with KPMG and 2 years with the Hong Kong Securities Clearing Company Limited. Mr. Wong is a fellow member of the Association of Chartered Certified Accountants, the Hong Kong Institute of Certified Public Accountants and the Taxation Institute of Hong Kong, he is an associate member of the Institute of Chartered Accountants of England and Wales, and he is a member of the Society of Chinese Accountants & Auditors. Mr. Wong holds a masters degree in management from Guangzhou Jinan University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended March 31, 2009, all directors, executive officers and beneficial owners of more than 10% of the outstanding common stock filed the reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions That Were Not Reported On a Timely Basis	Known Failure to File a Required Form
Eastern Advisors Capital, Ltd.	1 (1)	1 (1)	N/A
Eastern Advisors Capital Group LLC	1 (2)	4 (2)	N/A

(1)

Initial Statement of Beneficial Ownership of Securities on Form 3 that was not timely filed with the Securities and Exchange Commission to report acquisition of beneficial ownership of more than 10% of our common stock as of July 1, 2008 (1 transaction). Eastern Advisors Capital, Ltd. corrected the late reporting by filing a Form 3 with the Securities and Exchange Commission on August 4, 2008.

(2)

Statement of Changes in Beneficial Ownership of Securities on Form 4 that was not timely filed with the Securities and Exchange Commission to report share acquisitions made on July 28, 2008, July 29, 2008 (2 transactions) and July 30, 2008. Eastern Advisors Capital Group LLC corrected the late reporting by filing a Form 4 with the Securities and Exchange Commission on August 4, 2008.

Code of Ethics

          On December 31, 2008, our company’s board of directors adopted an amended and restated Code of Ethics that applies to, among other persons, our company’s President and Chief Executive Officer as well as the individuals performing the functions of our Chief Financial Officer, Secretary and Controller. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

5.	accountability for adherence to the Code of Ethics.

          Our Code of Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President and Chief Executive Officer with respect to any matter which may arise relating to the Code of Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Ethics by our President and Chief Executive Officer.

          In addition, our Code of Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President and Chief Executive Officer. If the incident involves an alleged breach of the Code of Ethics by the President and Chief Executive Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethics by another.

          Our Code of Ethics is filed as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Lightscape Technologies Inc., 18/F., 318 Hennessy Road, W Square, Wanchai, Hong Kong.

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

          Our audit committee consists of Alfred Lee Ming Sung (appointed chairperson on May 15, 2009 following the resignation of former chairperson Francis Man Chung Wong on May 15, 2009), Kwok Tin Tang and Edmand Yuk Man Wong, all of whom are or were non-employee directors of our company. Our board of directors has judged and affirmatively determined that each current and former member of the audit committee: (1) meets the definition of independence contained in Rule 4200(a)(15) of the NASDAQ Stock Market Rules; (2) meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934; (3) has not participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years; and (4) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

Audit Committee Financial Expert

          In the judgment of our board of directors, Alfred Lee Ming Sung (our current audit committee chairperson) and Francis Man Chung Wong (our former audit committee chairperson) each: (1) meets the definition of an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (2) has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in his financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities; and (3) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

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

          Our nominating and corporate governance committee consists of Edmand Yuk Man Wong (appointed chairperson on December 31, 2008), Alfred Lee Ming Sung (appointed on May 15, 2009 following the resignation of former committee member Francis Man Chung Wong on May 15, 2009) and Kwok Tin Tang, all of whom are or were non-employee directors of our company. Our board of directors has judged and affirmatively determined that each current and former member of the nominating and corporate governance committee meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; and (2) as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market Rules.

          As of the quarter ended March 31, 2009, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. If stockholders wish to recommend candidates directly to our nominating and corporate governance committee, they may do so by sending communications to the chairperson of the committee at the address on the cover of this annual report.

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

          Our compensation committee consists of Kwok Tin Tang (appointed chairperson on December 31, 2008), Alfred Lee Ming Sung (appointed on May 15, 2009 following the resignation of former committee member Francis Man Chung Wong on May 15, 2009) and Edmand Yuk Man Wong, all of whom are or were non-employee directors of our company. Our board of directors has judged and affirmatively determined that each current and former member of the compensation committee meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; and (2) as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market Rules.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

            The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the year ended March 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2009, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Bondy Tan President, Secretary, Treasurer and CEO	2009 2008	151,671 154,242	- -	- -	- -	- -	- -	- -	151,671 154,242
Aaron Ratner Chief Strategic Officer	2009 2008	- -	- -	- -	- -	- -	- -	102,000 -	102,000 -

          Bondy Tan, as Chief Executive Officer of Tech Team, our wholly-owned operating subsidiary, was paid a salary of $151,671 and $154,242 for our fiscal years ended March 31, 2009 and 2008, respectively. Aaron Ratner, as Chief Strategic Officer of our company, was paid fees of $102,000 and $nil for our fiscal years ended March 31, 2009 and 2008, respectively. Other than Bondy Tan and Aaron Ratner, there were no executive officers of our company or of any of our wholly-owned subsidiaries serving as of March 31, 2009, and no executive officers who served as such during the fiscal years 2009 and 2008, whose total salary and bonus exceeded $100,000 per year.

          Our wholly-owned subsidiaries do not maintain, and did not maintain at any time during their most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our wholly-owned subsidiaries during any of their two most recently completed fiscal years ended March 31, 2009 and 2008.

          Our company did not have any plan in place during the years ended March 31, 2009 or 2008 that provides for payments of other benefits at, following, or in connection with the retirement of any named executive officer.

          Our company did not have any compensatory plans or arrangements in place during the years ended March 31, 2009 or 2008 that provides for payment(s) to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities.

          Our compensation program for our executive officers is administered and reviewed by our compensation committee. Historically, executive compensation consists solely of a base salary. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, development of corporate opportunities and completion of financing.

Stock Option Grants to our Named Executive Officers

          Our company does not have an effective stock option plan and our company did not grant any stock options to any named executive officers during the years ended March 31, 2009 or 2008.

Aggregate Option Exercises in 2009 by Executive Officers

          There were no options outstanding, and hence no options exercised, by any named executive officers during the years ended March 31, 2008 or 2007.

Outstanding Equity Awards at Fiscal Year-End

          There were no outstanding equity awards held by any named executive officer as of March 31, 2009 or 2008.

Compensation of Directors

          Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or an annual retainer fee. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings and/or paid committee and/or chairmanship fees. The following table summarizes compensation paid to all of our directors during the year ended March 31, 2009:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bondy Tan	151,671[1]	Nil	Nil	Nil	Nil	Nil	151,671[1]
Charles Cheung	12,853	Nil	Nil	Nil	Nil	Nil	12,853
Edmand Yuk Man Wong	7,712	Nil	Nil	Nil	Nil	Nil	7,712
Kwok Tin Tang	7,712	Nil	Nil	Nil	Nil	Nil	7,712
Francis Man Chung Wong	30,859	Nil	Nil	Nil	Nil	Nil	30,859

1 Salary compensation as President and Chief Executive Officer.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth, as of June 30, 2009 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Eastern Advisors Capital, Ltd. 101 Park Avenue, 48th Floor New York, New York 10178	N/A	7,711,345 (2)	13.8%
Galaxy China Opportunities Fund Unit 603, Tower 1 Admiralty Centre, 18 Harcourt Road, Hong Kong	N/A	5,441,236 (3)	9.7%
SMC Investment Management Limited P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	N/A	3,700,000 (4)	6.6%
Liberty Square Strategic Partners IV (Asia) Offshore, L.P. 24 Federal Street, 8th Floor Boston, MA 02110	N/A	2,945,000 (5)	5.1%
Bondy Tan 18/F., 318 Hennessy Road, W Square Wanchai, Hong Kong	Director, President and Chief Executive Officer of our company	4,099,633 (6)	7.3%
Charles Cheung A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	Director of our company	1,458,293 (7)	2.6%
Aaron T. Ratner 18/F., 318 Hennessy Road, W Square Wanchai, Hong Kong	Chief Strategic Officer of our company	708,000 (8)	1.3%
Edmand Yuk Man Wong Community College of City University, 6/F., Mong Man-wai Building, Kowloon Tong, Kowloon, Hong Kong	Director of our company	Nil	Nil
Kwok Tin Tang Room B, Block A, 1/F., Hoi Tao Building, 11 Belcher’s Street, Sai Wan, Hong Kong	Director of our company	Nil	Nil
Alfred Lee Ming Sung 18/F., 318 Hennessy Road, W Square Wanchai, Hong Kong	Director of our company[9]	Nil	Nil
Francis Man Chung Wong 19th /F, No. 3 Lockhart Road, Wanchai, Hong Kong	Former Director of our company[10]	Nil	Nil
Directors and Executive Officers as a Group (six persons)		6,265,926	11.2%

(1)

Based on 55,876,410 shares of common stock issued and outstanding as of June 30, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to convertible or derivative securities currently convertible or exercisable or convertible or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

As disclosed in a Schedule 13G/A filed on February 12, 2009 and a Form 4 filed on August 4, 2008, Eastern Advisors Capital Group, LLC is the investment manager of Eastern Advisors Capital, Ltd., which is the direct owner of 7,711,345 shares of common stock. Scott Booth is the managing member of Eastern Advisors Capital Group, LLC and a director of Eastern Advisors Capital, Ltd. Eastern Advisors Capital Group, LLC, Scott Booth and Eastern Advisors Capital, Ltd. share investment control and power to vote or to direct the vote over 7,711,345 shares of common stock. Eastern Advisors Capital Group, LLC, Scott Booth and Eastern Advisors Capital, Ltd. each disclaims beneficial ownership with respect to any shares other than those owned directly by such person.

(3)	Joe Man Fai Chan is director of Galaxy China Opportunities Fund and has voting and investment control over the shares of common stock.

(4)	Hamilton Tang is director of SMC Investment Management Ltd. and has voting and investment control over the shares of common stock.

(5)

As disclosed in a Schedule 13G filed on May 8, 2009, Liberty Square Asset Management, LLC is the general partner and Liberty Square Asset Management, LP is the investment manager of Liberty Square Strategic Partners IV (Asia) Offshore, L. P. Liberty Square Asset Management, LLC, Liberty Square Asset Management, LP and Liberty Square Strategic Partners IV (Asia) Offshore, L.P. share investment control and power to vote or to direct the vote over 2,945,000 shares of common stock. Liberty Square Asset Management, LLC, Liberty Square Asset Management, LP and Liberty Square Strategic Partners IV (Asia) Offshore, L.P. each disclaims beneficial ownership of all shares except to the extent of its pecuniary interest therein. Thomas J. Niedermeyer, Jr. is a managing member of Liberty Square Asset Management, LLC and has voting and investment control over the shares of common stock.

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

(8)

As disclosed in a Form 4 filed on December 10, 2008, Aaron T. Ratner indirectly beneficially owns and holds investment control and the power to vote or to direct the vote of 708,000 shares of our company. The 708,000 shares are held by a nominee shareholder in trust for Aaron T. Ratner.

(9)	As disclosed in a Form 8-K filed by our company on May 21, 2009, Alfred Lee Ming Sung was appointed as a director of our company on May 15, 2009.

(10)	As disclosed in a Form 8-K filed by our company on May 21, 2009, Francis Man Chung Wong resigned as a director of our company on May 15, 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans

          Our company did not have an equity compensation plan in place during the years ended March 31, 2009 or 2008 under which equity securities of our company were authorized for issuance.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

	March 31,	March 31,
	2009	2008
	$	$
Amount due to director Bondy Tan	745,501	-

          Bondy Tan is a director of our company. The amount stated relates to a series of loan transactions made by Bondy Tan to our company and represents the largest aggregate amount of principal outstanding during the fiscal year ended March 31, 2009. As of June 30, 2009, the principal outstanding was $745,501. During the fiscal year ended March 31, 2009, the total amount of principal repaid to Bondy Tan was $192,802. During the fiscal year ended March 31, 2009, the total amount of interest paid to Bondy Tan was $nil. The rate of interest payable on the loans is zero.

Director Independence

          We currently act with five directors, consisting of Bondy Tan, Charles Cheung, Alfred Lee Ming Sung, Kwok Tin Tang and Edmand Yuk Man Wong. Our board of directors has judged and affirmatively determined that current directors Alfred Lee Ming Sung, Kwok Tin Tang and Edmand Yuk Man Wong and former director Francis Man Chung Wong each meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (2) as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market Rules; and (3) that the current board of directors of our company therefore consists of a majority of independent directors. We currently act with a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. Each committee is composed solely of independent directors.

          Other than as set out below or disclosed under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”, none of our independent directors entered into any transaction, relationship or arrangement during the years ended March 31, 2009 or 2008 that were considered by our board of directors in determining whether the director maintained his or her independence in accordance with Rule 4200(a)(15) of the NASDAQ Stock Market Rules.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Accountant

          On July 25, 2008, our company retained MSPC Certified Public Accountants and Advisors, P.C. to provide audit services during the fiscal year ended March 31, 2009. On May 31, 2007, our company retained Yu and Associates CPA Corporation to provide audit services during the fiscal years ended March 31, 2008 and 2007. On December 9, 2006, our company retained Schwartz Levitsky Feldman LLP, Chartered Accountants, to provide audit services during the fiscal year ended March 31, 2007. On April 28, 2006, our company retained BDO McCabe Lo Limited, an independent registered public accounting firm, to provide audit services during the fiscal year ended March 31, 2006. Our company paid the following fees to our independent accountants during the fiscal years ended March 31, 2009 and March 31, 2008:

	Fiscal year ended March 31, 2009	Fiscal year ended March 31, 2008
Audit Fees - MSPC - Yu and Associates CPA Corporation	$265,000 $15,603	Nil $277,500
Audit Related Services	Nil	Nil
Tax Fees - MSPC - Yu and Associates CPA Corporation	Nil $8,000	Nil $12,000
All Other Fees - MSPC - Yu and Associates CPA Corporation - BDO McCabe Lo Limited	Nil	Nil $50,000 $6,000
Total	$288,603	$345,500

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

          The fees billed by MSPC Certified Public Accountants and Advisors, P.C. for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2009 were $205,000. For the fiscal year ended March 31, 2009, MSPC Certified Public Accountants and Advisors, P.C. billed our company an aggregate fee of $60,000 for assurance or services relating to our quarterly financial statements. Our audit fees for our prior fiscal year ended March 31, 2008 were $277,500.

Audit Related Services

          We did not incur any audit related services billed by MSPC Certified Public Accountants and Advisors, P.C.during the fiscal year ended March 31, 2009. Our audit related services for our prior fiscal year ended March 31, 2008, including the aggregate fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $nil.

Tax Fees

          We incurred tax fees billed by MSPC Certified Public Accountants and Advisors, P.C. of $Nil during the fiscal year ended March 31, 2009. The aggregate fees billed during our prior fiscal year ended March 31, 2008, for products and services provided by our former auditors for tax compliance, tax advice and tax planning, were $12,000.

All Other Fees

          We did not incur any additional fees billed by MSPC Certified Public Accountants and Advisors, P.C., Yu and Associates CPA Corporation or BDO McCabe Lo Limited other than the fees listed above during the fiscal year ended March 31, 2009 and we did not incur any additional fees billed by our former auditors other than the fees listed above during our prior fiscal year ended March 31, 2008.

          The Securities and Exchange Commission requires that, before MSPC Certified Public Accountants and Advisors, P.C. is engaged by us or our subsidiaries to render any auditing or permitted non-audit related services, the engagement be:

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

          Our audit committee has considered the nature and amount of the fees of $265,000 billed by MSPC Certified Public Accountants and Advisors, P.C. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of MSPC Certified Public Accountants and Advisors, P.C.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this annual report:

	(1)	Report of Independent Registered Public Accounting Firm, dated July 14, 2009

Report of Independent Registered Public Accounting Firm, dated June 11, 2008

Consolidated Balance Sheets as at March 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the years ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

None.

(b)      Exhibits:

Exhibit Number	Description

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

10.3	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.4

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.5

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese) (incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2008)

Exhibit Number	Description

10.6

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.7

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.8

Escrow Agreement among Lightscape Technologies Inc., Roth Capital Partners, LLC and Tri- State Title & Escrow, LLC, as escrow agent, dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.9	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.10	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2009)

(21)	Subsidiaries

21.1*	List of subsidiaries

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 14, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Bondy Tan
Bondy Tan	President, Secretary, Treasurer	July 14, 2009
and Chief Executive Officer and
Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

By: /s/ Charles Cheung
Charles Cheung	Director	July 14, 2009

By: /s/ Edmand Yuk Man Wong
Edmand Yuk Man Wong	Director	July 14, 2009

By: /s/ Kwok Tin Tang
Kwok Tin Tang	Director	July 14, 2009

By: /s/ Alfred Lee Ming Sung
Alfred Lee Ming Sung	Director	July 14, 2009

EXHIBIT INDEX

Exhibit Number	Description

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

10.3	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.4

Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

Exhibit Number	Description

10.5

Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese) (incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2008)

10.6

Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.7

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.8

Escrow Agreement among Lightscape Technologies Inc., Roth Capital Partners, LLC and Tri- State Title & Escrow, LLC, as escrow agent, dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.9	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.10	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2009)

(21)	Subsidiaries

21.1	List of subsidiaries

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.