Form 10-Q
period 2009-06-30
LIGHTSCAPE TECHNOLOGIES INC.
filed 2009-08-19
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act). Yes [ ] No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of August 1, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.
Consolidated Balance Sheets as at June 30, 2009 and March 31, 2009
Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the three months ended June 30, 2009
Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4T.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	149,549	381,643
Accounts receivable, net of allowance for doubtful accounts of
$1,433,816 on June 30, 2009 and $1,287,843 on March 31, 2009	2,880,353	2,239,228
Costs and estimated earnings in excess of billings on uncompleted
contracts	821,349	673,313
Prepaid expenses and other current assets	2,202,946	1,817,215
Inventories – LED	1,264,975	1,264,975
Inventories – others (see Note 5) , including valuation allowance of	2,251,938	2,274,552
$162,800 on June 30, 2009 and $162,782 on March 31, 2009
Current assets of discontinued operations	516,034	591,921

Total current assets	10,087,144	9,242,847

Intangible assets, net	849,059	969,282
Goodwill	4,476,574	4,476,574
Plant and equipment, net	2,459,567	2,529,141
Out-of-home advertising equipment, net	2,209,077	2,213,808
Construction in progress – Out-of-home advertising equipment	266,250	266,250
Deferred cost	115,518	111,132
Accounts receivable, due after one year and net of allowance for doubtful
accounts of $Nil on June 30, 2009 and $145,871 on March 31, 2009	72,956	200,890
Prepaid expenses and other current assets – due after one year	511,337	511,277
Net investment in sales-type leases of discontinued operations	20,439	36,359

	10,980,777	11,314,713

TOTAL ASSETS	21,067,921	20,557,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	699,369	55,266
Secured loan	137,524	-
Trade payables	821,787	689,945
Amount due to a director	658,496	745,501
Accrued expenses and other current liabilities	1,543,779	1,284,239
Obligations under capital leases – current portion	3,037	2,904
Income tax payable	10,521	10,062
Current liabilities of discontinued operations	216,142	166,953

Total current liabilities	4,090,655	2,954,870

Non-current liabilities:
Obligations under capital leases – non-current portion	5,050	5,313
Secured loan – non-current portion	137,523	-

Long-term bank borrowings	50,488	62,158
Total non-current liabilities	193,061	67,471
Total liabilities	4,283,716	3,022,341

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$

COMMITMENTS (see Note 17)

Shareholders’ equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at June 30, 2009 and at March 31,
2009	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants (see Note 20)	344,673	344,673
Other reserves	28,944	28,944
Accumulated other comprehensive income	1,115,400	1,077,354
Accumulated deficit	(19,973,655)	(19,219,220)
Total shareholders’ equity	15,711,946	16,428,335
Noncontrolling interest	1,072,259	1,106,884
Total Equity	16,784,205	17,535,219

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	21,067,921	20,557,560

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
Expressed in US dollars (except for number of common shares)

	Three Months Ended
	June 30,
	2009	2008
	$	$
Revenues:
Advertising revenue	188,625	-
LED solutions revenue	855,433	652,949
Other revenue	446,594	905,758

Total net revenues	1,490,652	1,558,707

Cost of revenues:
Cost of sales of Advertising revenue	(39,272)	-
Cost of sales of LED solutions revenue	(640,648)	(507,635)
Costs of Other revenue (i)	(373,870)	(619,333)

Total cost of revenues	(1,053,790)	(1,126,968)

Gross profit	436,862	431,739

Bad debts	-	(85,640)
Amortization	(120,844)	(205,653)
Depreciation	(77,087)	(42,495)
Selling and marketing expenses	(238,393)	(163,975)
General and administrative expenses	(835,427)	(936,794)

Loss from operations	(834,889)	(1,002,818)
Interest expense	(1,951)	(300)
Interest income	159	326
Other income	62,829	1,441
Other expenses	(15,055)	-

Loss from continuing operations before income tax and noncontrolling interests	(788,907)	(1,001,351)
Income tax provision	(3)	-

Net loss from continuing operations before noncontrolling interests	(788,910)	(1,001,351)
Less: net income attributable to the noncontrolling interests	34,625	21,436

Net loss from continuing operations attributable to Lightscape Technologies Inc.	(754,285)	(979,915)

Discontinued operations
Net (loss) from discontinued operations, net of income taxes	(150)	(13,946)

(Loss) on discontinued operations	(150)	(13,946)

Net loss attributable to Lightscape Technologies Inc.	(754,435)	(993,861)

Other comprehensive income
Foreign currency translation adjustment arising during the period	38,046	153,294

Comprehensive loss	(716,389)	(840,567)

Loss per share
- Basic and diluted
Continuing operations	(0.01)	(0.02)
Discontinued operations	(0.00)	(0.00)
Total	(0.01)	(0.02)

Weighted average number of common shares outstanding
- Basic and diluted	55,876,410	55,876,410

(i) Includes depreciation of plant and equipment of $84,899 for the three months ended June 30, 2009 and $65,591 for the three months ended June 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
LOSS FOR THE THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

						Total Accumulated Other Comprehensive Income And
	Common Shares					Accumulated Deficit

						Accumulated		Total
						Other		Accumulated
						Comprehensive		Comprehensive
						Income - Foreign		(Loss) Income
			Common	Additional		Currency		And
			Stock	Paid-In		Translation	Accumulated	Accumulated	Non-
	Number	Amount	Warrants	Capital	Other	Adjustment	Deficit	Deficit	controlling	Total
					Reserves				interest

Balance at
March 31, 2009	55,876,410	55,876	344,673	34,140,708	28,944	1,077,354	(19,219,220)	(18,141,866)	1,106,884	17,535,219

Foreign
currency
translation									-
adjustment	-	-	-	-	-	38,046	-	38,046		38,046
Net loss	-	-	-	-	-	-	(754,435)	(754,435)		(754,435)
Noncontrolling
interest									(34,625)	(34,625)

Balance at
June 30, 2009	55,876,410	55,876	344,673	34,140,708	28,944	1,115,400	(19,973,655)	(18,858,255)	1,072,259	16,784,205

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Three Months
	Ended June 30,
	2009	2008
	$	$
Cash flows from continuing operating activities:
Net loss	(754,435)	(993,861)
Net loss from discontinued operations, net of income taxes	(150)	(13,946)
Net loss from continuing operations	(754,285)	(979,915)

Adjustment to reconcile net loss from continuing operations to net cash (used in) generated from continuing operating activities:
Amortization of intangible assets	120,844	205,653
Depreciation expense	161,985	108,086
Bad debts expense	-	-
Net income attributable to the noncontrolling interest	(34,625)	(21,436)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	(491,307)	1,011,736
Costs and estimated earnings in excess of billings on uncompleted contracts	(148,036)	(25,225)
Prepaid expenses and other current assets	(368,346)	56,071
Inventories	22,898	(112,240)
Increase (decrease) in operating liabilities:
Trade payables	210,442	(398,070)
Accrued expenses and other current liabilities	388,748	171,955
Income tax payable	-	22,704

Net cash provided by (used in) continuing operating activities	(891,681)	39,319
Net cash provided by (used in) discontinued operating activities	(8,370)	33,388
Net cash (used in) provided by operating activities	(900,051)	72,707

Cash flows from investing activities:
Purchase of plant and equipment	(38,560)	(2,814)
Purchase of out-of-home advertising equipment	(110,254)	-
Purchase of intangible asset	(622)	-
Addition to deferred cost	(4,385)	-

Net cash (used in) investing activities of continuing operations	(153,821)	(2,814)
Net cash provided by investing activities of discontinued operations	-	-
Net cash (used in) investing activities	(153,821)	(2,814)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Three Months
	Ended June 30,
	2009	2008
	$	$

Cash flows from financing activities:
Inception of bank loan	771,208	-
Repayment of bank loans	(143,998)	-
Inception of secured loan	271,428	-
Repayment of capital lease obligations	(499)	(443)
Advance from (repayment to) a director	(87,006)	488,432

Net cash provided by financing activities of continuing operations	811,133	487,989
Net cash (used in) financing activities of discontinued operations	-	(11)
Net cash provided by financing activities	811,133	487,978

Effect of foreign exchange rate changes	2,090	(61,645)

Net decrease in cash and cash equivalents	(240,649)	496,226
Cash and cash equivalents at beginning of the period	390,198	3,978,500

Cash and cash equivalents at end of the period (a)	149,549	4,474,726

Supplemental disclosure of cash flows information
Interest expense paid	1,951	301
Income taxes paid	6,429	19,280

(a) Includes $Nil and $35,790 of cash that is included on the balance sheet with Current assets from discontinued operations as of June 30, 2009 and June 30, 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending March 31, 2010. The unaudited consolidated interim financial statements should be read in conjunction with the Group’s audited consolidated financial statements and notes thereto for the year ended March 31, 2009 as reported in Form 10-K.

Certain of the June 30, 2008 and March 31, 2009 comparative figures have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased. Cash and cash equivalents as of June 30, 2009 and March 31, 2009 of $149,549 and $381,643, respectively, consist of cash on hand and current accounts and savings accounts with respective banks, without any time or demand deposits.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant onetime events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2009 and March 31, 2009, the allowance for doubtful accounts was approximately $1,433,816 and $1,287,843, respectively.

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

Goodwill

Prior to April 1, 2009, the Company accounted for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which results in the recognition of goodwill when the purchase price exceeds the fair value of net assets acquired. As of April 1, 2009, the Company accounts for business acquisitions in accordance with SFAS No. 141R “Business Combinations”, which is a revision of SFAS No. 141. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss (see Note 9).

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in the Company’s strategy and other changes in its operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future (see Note 9).

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

Deferred Costs

Deferred costs relates to costs which enable OOH advertising LED display and equipment to operate and commence its income generating activities. However, the costs cannot be capitalized because they are not directly related to bringing the equipment to its existing condition and location. Examples are license fee for OOH advertising and prepaid rental. The costs incurred are initially recorded as a deferred cost within the non-current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when the Company recognizes revenue for the related OOH advertising revenue, in accordance with the matching principle.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Advertising – LED related Out-of-Home advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the period in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

The following table summarizes operating revenue and related cost of sales regarding other revenue as included in the consolidated statements of operations and comprehensive loss:

	Three Months Ended
	June 30,
	2009	2008
	$	$
Other revenue
Lighting source products	446,594	894,806
Commission and service income	-	10,952

Total net revenues	446,594	905,758

Cost of sales of other revenue:
Cost of sales of Lighting source products	(328,243)	(553,553)
Cost of sales of Lighting source products – depreciation	(45,627)	(65,591)
Cost of commission and service income	-	(189)

Total cost of revenues	(373,870)	(619,333)

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
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Fair Value Disclosure

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2009 and 2008 was approximately $3,342 and $17,270, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” (“FSP SFAS 141R-1”). FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP SFAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) to provide guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. This pronouncement was adopted by the Company effective June 30, 2009, and the adoption of this new standard did not have a material effect on its consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events through August 19, 2009, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FASB Interpretation Number (“FIN”) 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect SFAS 166 to have a material impact on its consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current generally accepted accounting principles. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2009 and March 31, 2009 are summarized as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Cumulative costs incurred on uncompleted contracts	1,381,034	761,574
Cumulative estimated earnings to date	517,179	377,420
	1,898,213	1,138,994
Less: Billings to date	1,076,864	465,681
	821,349	673,313

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	March 31,
	2009	2009
	(Unaudited)
Presented in current assets:	$	$
Trade deposits	51,291	51,291
Rental, utilities and other deposits	340,483	380,365
Prepaid expenses	305,658	397,495
Other receivables	949,572	432,182
Contract surety bond refundable deposit	44,605	44,605
Other receivable regarding disposal of property, plant and equipment	511,337	511,277
	2,202,946	1,817,215

Presented in noncurrent assets:
Other receivables	511,337	511,277

NOTE 5. INVENTORIES

Inventories – others by major category are summarized as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Raw materials	267,504	290,338
Work in progress	1,193,322	1,195,181
Finished goods	791,112	789,033
	2,251,938	2,274,552

Inventories – LED by major category are summarized as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Finished goods	1,264,975	1,264,975

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Testing equipment	381	382
Office equipment	588,790	577,273
Furniture and fixtures	29,904	29,633
Leasehold improvements	377,850	339,018
Motor vehicles	66,543	66,153
Factory machinery and equipment	3,060,122	3,059,764
Total	4,123,590	4,072,223
Less: Accumulated depreciation	(1,664,023)	(1,543,082)
Plant and equipment, net	2,459,567	2,529,141

Equipment held under capital leases and included above is summarized as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Motor vehicle	14,990	14,335
Less: Accumulated depreciation	(7,745)	(6,690)
Equipment, net held under capital leases	7,245	7,645

NOTE 7. OUT-OF-HOME ADVERTISING EQUIPMENT, NET

OOH advertising equipment consists of the following:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
OOH advertising LED display	2,024,745	1,991,995
OOH advertising visual, audio and related equipment	249,064	238,189
Total	2,273,809	2,230,184
Less: Accumulated depreciation	(64,732)	(16,376)
OOH advertising equipment, net	2,209,077	2,213,808

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8. CONSTRUCTION IN PROGRESS - OUT-OF-HOME ADVERTISING EQUIPMENT

OOH construction in progress consists of the following:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Cost incurred related to construction of an OOH
advertising LED display in China	266,250	266,250

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill was recognized upon to the acquisition of equity interests in Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Lightscape Technologies (Macau) Limited (“Lightscape Macau”) and represents the costs of the investments over the estimated fair value of the underlying net assets acquired.

Changes to goodwill during the three months ended June 30, 2009 and the year ended March 31, 2009 are as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Balance at the beginning of the period	4,476,574	4,476,574
Impairment losses recognized	-	-
Balance at the end of the period	4,476,574	4,476,574

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET (continued)

Intangible Assets (continued)

	June 30, 2009			March 31, 2009
		Accumulated			Accumulated
		amortization			amortization
		and			and
	Cost	impairment	Net	Cost	impairment	Net
	$	$	$	$	$	$
Subject to amortization
Completed technology – AHP	1,172,616	(1,172,616)	-	1,172,616	(1,167,011)	5,605
Completed technology – HID	1,214,012	(996,631)	217,381	1,214,012	(920,755)	293,257
Software and license (i)	651,429	(606,596)	44,833	650,807	(560,805)	82,431
Customer lists and relationships	45,797	(25,161)	20,636	45,797	(24,017)	21,780
Distributors list	179,351	(179,351)	-	179,351	(179,351)	-
Total	3,263,205	(2,980,355)	282,850	3,262,583	(2,851,939)	403,073

Not subject to amortization
Trademark	566,209	-	566,209	566,209	-	566,209

Total	3,829,414	(2,980,355)	849,059	3,828,792	(2,851,939)	969,282

(i)	including an addition of $622 during the three months ended June 30, 2009.

Amortization expenses charged to net loss from operations for the three months ended June 30, 2009 and 2008 were approximately $120,844 and $205,700 respectively. Anticipated amortization expense for each of the following five years is as follows:

Twelve months ending June 30,	$
2010	262,768
2011	8,030
2012	5,156
2013	4,580
2014	2,316
282,850

NOTE 10. BANK BORROWINGS

Bank borrowings include two term loans each borrowed from DBS Bank and OCBC Bank, respectively, by Media AV, with principal of Singapore Dollars (“SGD”) SGD100,000, SGD50,000, SGD50,000 and SGD70,000, or $68,761, $34,381, $34,381 and $48,133, respectively. The commencement dates are April 3, 2007, June 27, 2008, February 1, 2007 and February 19, 2009, respectively. The loans are repayable by 36, 24, 60 and 48 monthly installments, and incur interest at an annual rate of 12.5%, 12.5%, 13.12% and 13.38%, respectively. These loans are secured by a deed of guarantee and indemnity by a director of Media AV.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10. BANK BORROWINGS (continued)

On April 2, 2009, the Company, through its wholly-owned subsidiary Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an installment loan of $771,208 (HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly installments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5.25%, from May 12, 2009 to April 12, 2010. The installment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of the Company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC. As of June 30, 2009, 2 of 12 installments have been repaid to DBS Bank on the respective monthly due dates.

The following is a summary of future repayments related to bank borrowings for the next five years:

Twelve months ending June 30,	$
2010	699,369
2011	23,095
2012	19,186
2013	8,207
2014	-
749,857

NOTE 11. OBLIGATIONS UNDER CAPITAL LEASES

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Total minimum lease payments, with $nil representing interest	8,087	8,217
Less: Current portion of obligations under capital leases	3,037	(2,904)
Long-term portion of obligations under capital leases	5,050	5,313

The following is a summary of future minimum lease payments under capital leases as of June 30, 2009:

Twelve months ending June 30,	$
2010	3,037
2011	3,037
2012	2,013
2013	-
8,087

The Company entered into capital lease arrangements for leasing a second hand truck used in its operations. The lease is for a term of five years. For the three months ended June 30, 2009, the capital lease arrangement was on an interest bearing basis. The leases are on a fixed repayment basis and require no contingent rental payments. The interest expenses incurred on these capital leases were $178 and $nil for the three months ended June 30, 2009 and 2008, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

NOTE 13. FOREIGN CURRENCY TRANSACTION LOSS

Foreign currency transaction losses of $6,313 and $27,885 for the three months ended June 30, 2009 and 2008, respectively, were included in determining net losses.

NOTE 14. INCOME TAX

As of June 30, 2009 and March 31, 2009, the components of deferred tax assets and liabilities were as follows:

	At June 30,	At March 31,
	2009	2009
	(Unaudited)
	$	$
Deferred tax assets
- tax losses	2,722,116	2,383,469
- valuation allowance	(2,402,447)	(2,207,858)

Net deferred tax assets	319,669	175,611

Deferred tax liabilities
- Tax depreciation allowance in excess of book	(319,669)	(175,611)
depreciation and amortization

Net deferred tax	-	-

For the operating loss carry forwards of approximately $12,510,855 as of June 30, 2009, $1,123,292, $211,696, $298,181, $1,355,338 and $1,038,053 will expire in 2010, 2011, 2012, 2013 and 2014, respectively, and the remainder of $8,484,295 will be carried forward indefinitely.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009

NOTE 14. INCOME TAX (continued)

As at June 30, 2009, upon confirmation of additional depreciation allowance regarding capital expenditure on OOH LED display, the Company had accumulated net operating loss carryforwards for Hong Kong income tax purposes of approximately $7,975,549 that are available to offset future taxable income. The Company also has accumulated net operating loss carryforwards for Singapore income tax purposes of approximately $508,747 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has adjusted the valuation allowance during the three months ended June 30, 2009 to reduce the deferred tax asset associated with the net operating loss carryforwards to $319,669 at June 30, 2009.

Additionally, as of June 30, 2009, upon expiry of certain net operating loss and adjustment in respect of agreeing with agreed tax losses per Tax Authority of China, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $605,046. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has adjusted valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at June 30, 2009. These tax losses yield deferred tax assets of approximately $151,262 as of June 30, 2009.

The components of profit (loss) before income tax and noncontrolling interests are as follows:

	Three Months Ended June 30,
	2009	2008
	$	$
Hong Kong	(632,095)	(912,071)
Macau	(2,383)	(42,375)
Singapore	79,062	(46,905)
United States	(93,657)	-
Mainland, the PRC	(28,554)	-
	(677,627)	(1,001,351)

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
  No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the three months ended June 30, 2009 and 2008. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years. However, as TT (Zhuhai) derived no taxable profits since its commencement of operations, this preferential tax treatment has expired and it is required to pay a tax rate of 25% from January 1, 2008 onward.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 14. INCOME TAX (continued)

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
  Other companies are dormant and had no assessable profits earned during the periods presented.

Income tax expense (credit) for the three months ended June 30, 2009 and 2008 represents the provision for income tax in the following jurisdictions:

Three Months Ended June 30,
	2009	2008
	$	$
Current taxes:
Hong Kong	-	-
Macau	-	-
Singapore	-	-
Mainland, PRC	3	-
	3	-

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy to which we are subject, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 15. DISCONTINUED OPERATIONS

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

Revenues and net profit (loss) from discontinued operations of the energy savings business and disposal of construction in progress is as follows:

	Three Months Ended June 30,
	2009	2008
	$	$
Operating revenue	5,063	1,494

Pre-tax (loss) from discontinued operations	(150)	(13,946)
Income tax credit (expense)	-	-
Net (loss) from discontinued operations	(150)	(13,946)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 16. CONCENTRATION OF CREDIT RISK

As of June 30, 2009 and March 31, 2009, the Company has a credit risk exposure of uninsured cash in banks of $58,933 and $51,707 (including cash of discontinued operations of $8,555), respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, as of June 30, 2009 cash of $60,450 (including cash of discontinued operations of $Nil) out of a total of $60,450 (including cash of discontinued operations of $Nil) of the Company’s cash held with banks in Hong Kong is now subject to no credit risk.

On October 16, 2008, the Singapore government announced a guarantee on deposits of individual and non-bank customers in banks, financial companies and merchant banks in Singapore until year-end 2010. The guarantee is backed by $100 billion (SGD $150 billion) of Singapore government reserves. Hence, as of June 30, 2009 all of the Company’s cash held with banks in Singapore amounting to $7,129 is now subject to no credit risk.

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the three months ended June 30, 2009, one customer accounted for approximately 21.3% of the Company’s total revenues. As of June 30, 2009, there is one customer whose account receivable to the Company accounted for 15.2% of total accounts receivable.

The Company relies on supplies from numerous vendors. For the three months ended June 30, 2009, one vendor accounted for approximately 18% of total supply purchases.

The Company’s business, assets and operations are currently focused on the LED out-of-home advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, Singapore and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

NOTE 17. COMMITMENTS

Leases

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 0.25 to 2.05 years. The following is a summary of future minimum lease payments under operating leases as of June 30, 2009. Rental expense was $86,835 and $65,630 for the three months ended June 30, 2009 and 2008, respectively.

Twelve months ending June 30,	$
2010	827,297
2011	586,103
Thereafter	34,695
1,448,095

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 17. COMMITMENTS (continued)

Royalties

Pursuant to a supplier agreement (the “Agreement”) dated March 8, 2006, entered into between Beijing Illumination and an independent third party, the independent third party appointed Beijing Illumination as a non-exclusive licensed OEM manufacturer with rights to make and distribute certain products worldwide. Beijing Illumination shall pay to the independent third party, during the term of the Agreement, 7% of gross revenues of certain products sold to customers or distributors other than this independent third party. Such royalty payments shall survive for five years after the termination of the Agreement. No such royalty payment was accounted for or paid during the three months ended June 30, 2009.

NOTE 18. RELATED PARTY BALANCES AND TRANSACTIONS

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

Related Party Balances

The amounts due to a director represents cash advances from them and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Amount due to a director:
Mr. Bondy Tan	658,496	745,501

NOTE 19. SEGMENT INFORMATION

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 19. SEGMENT INFORMATION (continued)

	Three Months Ended June 30,
	2009	2008
	$	$
Segment revenues from external customers:
Advertising	188,625	-
LED solutions	855,433	663,901
Other	446,594	894,806
	1,490,652	1,558,707

Operating profit (losses):
Advertising	(30,596)	-
LED solutions	(498,142)	(908,963)
Other	(260,169)	(92,388)
Loss from continuing operations before income tax and noncontrolling interest	(788,907)	(1,001,351)

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Segment assets:
Advertising	3,855,821	3,856,166
LED solutions	5,893,097	7,476,596
Other	10,782,532	8,605,133
	20,531,450	19,937,895
Assets of discontinued operations	536,471	619,665
	21,067,921	20,557,560

Capital expenditures:
Advertising	110,254	1,575,671
LED solutions	39,182	738,186
Other	-	3,521
	149,436	2,317,378

Geographical Information:

	Three Months Ended June 30,
	2009	2008
	$	$
Total sales:
Mainland, the PRC	508,556	645,646
Hong Kong	759,629	650,751
Singapore	81,428	-
India	102,689	26,001
Mexico	-	230,407
USA	22,118	-
Others	16,232	5,901
	1,490,652	1,558,706

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 19. SEGMENT INFORMATION (continued)

The location of the Company’s long-lived assets is as follows:

	June 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Hong Kong	5,622,617	5,707,921
Singapore	549,151	560,958
Mainland, the PRC	4,204,277	4,297,309
	10,376,045	10,566,188

One customer accounts for 21.3% and 14.8% of operating revenue of the LED solutions segment for the three months ended June 30, 2009 and 2008 respectively, while none of the customers of the other segments accounts for more than 10% of operating revenue for the three months ended June 30, 2009 and 2008.

NOTE 20. WARRANTS

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

NOTE 21. SECURED LOAN

On May 13, 2009, the Company obtained a secured loan under a working capital facility of $271,428 from a third party financial institution. The loan is repayable over 24 equal monthly installments, at an interest rate of 9.17% effective per annum from the date of drawdown. It is secured by a joint and several guarantee from two directors of subsidiaries of the Company and a banker’s guarantee of $67,857 for a period of 27 months from the date of drawdown.

The following is a summary of future repayments related to the secured loan:

Twelve months ending June 30,	$
2010	137,524
2011	137,523
275,047

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

Use of Certain Defined Terms

     In this quarterly report and unless otherwise specified, all dollar amounts are expressed in United States dollars, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” refer to Lightscape Technologies Inc. and our subsidiaries.

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

     We are a holding company for subsidiaries engaged in three main business activities: (i) light-emitting diode (“LED”) out-of-home advertising, (ii) LED solutions and (iii) other lighting source products. During the three months ended June 30, 2009, approximately 13% of our revenue was derived from our LED out-of-home advertising business, 57% from our LED solutions business and 30% from other business.

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

Summary of Key Results

     Total net revenue for the three months ended June 30, 2009 was $1,490,652, which represents a 4% decrease from the total net revenue of $1,558,707 for the three months ended June 30, 2008.

     Net loss for the three months ended June 30, 2009 was $754,435 compared to a net loss of $993,861 for the three months ended June 30, 2008.

     Basic and fully diluted loss per share for the three months ended June 30, 2009 was $0.01 compared to a basic and fully diluted loss per share of $0.02 for the three months ended June 30, 2008.

Results of Operations – Three Months Ended June 30, 2009

     Our net loss for the three months ended June 30, 2009 was $754,435 compared to a net loss of $993,861 for the three months ended June 30, 2008, or a reduction in net loss of $239,426.

Revenues and Cost of Revenues

     Total net revenue for the three months ended June 30, 2009 was $1,490,652, representing a 4% decrease from the total net revenue of $1,558,707 for the three months ended June 30, 2008. The decrease in net revenues is primarily attributable to the decrease in revenue from our non-core businesses, primarily our HID lighting products business.

     Specifically, revenue related to our LED out-of-home advertising business was $188,625 for the three months ended June 30, 2009 as compared to $nil during the three months ended June 30, 2008. The gross profit margin on our LED out-of-home advertising business was 79.2% for the three months ended June 30, 2009. Our LED out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the three months ended June 30, 2009 and are expected to begin generating advertising revenue in the near future. Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our LED billboards. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the LED billboard network.

     Revenue related to our LED solutions business increased to $855,433 for the three months ended June 30, 2009 from $652,949 during the three months ended June 30, 2008, or an increase of 31%. The increase in revenues was due primarily to the completion of more LED solutions contracts during the three months ended June 30, 2009 as compared to a smaller number of contracts completed during the three months ended June 30, 2008. The gross profit margin on our LED solutions business was 25.1% for the three months ended June 30, 2009. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be completed in the near future.

     Sales from our other business, which includes our HID lighting products business, were $446,594 for the three months ended June 30, 2009 compared to $905,758 for the three months ended June 30, 2008, representing a decrease of 51%. The decrease in revenues from our other businesses was due primarily to a decrease in revenue from sales of HID lighting products by our subsidiary Beijing Illumination. The decrease in sales by Beijing Illumination was due primarily to the scaling back of overall operations, including reducing production lines, production shifts and personnel, in order to focus on our company’s core LED out-of-home advertising and LED solutions businesses. The gross profit margin on our other business was 16.3% for the three months ended June 30, 2009. We are currently reviewing our plans and strategic options related to our HID lighting products business.

     Total cost of revenues for the three months ended June 30, 2009 was $1,053,790, which represents a decrease of 6% as compared to total cost of revenues of $1,126,968 for the three months ended June 30, 2008. The decrease in the total cost of revenues during the three months ended June 30, 2009 was due in part to the 4% decrease in sales revenues, but also decreased due to improved cost control related to our LED solutions business, namely supplies of LED modules and video screens, and a higher proportion of revenue from the LED out-of-home advertising business, which generally provides for a higher profit margin than our LED solutions or other business. The lower costs of supplies are a result of general technological improvements and economies of scale in the manufacture of LED hardware by our OEM suppliers, and our ability to secure supply contracts on more favorable terms. As a result, our overall gross profit margin improved to 29.3% for the three months ended June 30, 2009 as compared to 27.7% for the three months ended June 30, 2008.

Operating Expenses

     Operating expenses for the three months ended June 30, 2009 were $1,271,751, which represents an 11% decrease in operating expenses from $1,434,557 for the three months ended June 30, 2008. Selling and marketing expenses, general and administrative expenses and amortization of intangible assets constitute the main components of our operating expenses.

     Selling and marketing expenses for the three months ended June 30, 2009 increased approximately 45% to $238,393 from $163,975 for the three months ended June 30, 2008. The increase was mainly due to increased costs incurred in order to build up our project pipeline of LED solutions contracts, and to establish our sales network for our LED out-of-home advertising business. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED out-of-home advertising and LED solutions businesses, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented in January 2009.

     General and administrative expenses decreased by 11% during the three months ended June 30, 2009 to $835,427 from $936,794 for the three months ended June 30, 2008. The decrease was mainly due to the cost savings achieved as a result of the company-wide cost-cutting initiative implemented in January 2009. Our company anticipates that general and administrative costs will remain steady or increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to continue to be limited as a result of a company-wide cost-cutting initiative.

     Our company acquired certain intangible assets through the acquisitions of TFEMS and Beijing Illumination. These intangible assets are comprised of completed technology for the production of AHP lamps, trademarks, a customer base and a distributors list. Amortization of intangible assets incurred for the three months ended June 30, 2009 was $120,844 as compared to $205,653 for the three months ended June 30, 2008. The decrease was due to the carrying value of intangible assets as of March 31, 2009 being lower than as of March 31, 2008 as a result of full amortization of certain of the assets during the year ended March 31, 2009.

Liquidity and Capital Resources

     Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

     As of June 30, 2009, our company had a net working capital surplus of $5,996,489 compared to a surplus of $6,287,977 as of March 31, 2009, representing a decrease in working capital of $291,488. The cash and cash equivalents of our company attributable to continuing operations decreased to $149,549 as at June 30, 2009 as compared to $381,643 as of March 31, 2009. Cash attributable to discontinued operations totaled $nil as of June 30, 2009 and $8,555 as of March 31, 2009.

Cash Flow Related to Operating Activities

     Operating activities used cash of $900,051 for the three months ended June 30, 2009 as compared to operating activities providing cash of $72,707 for the three months ended June 30, 2008. The increase in cash used in operating activities was mainly due to an increase in accounts receivable. Our accounts receivable balance increased as we made no significant collections of accounts receivable while adding to our accounts receivable balance near the completion stage of LED solutions projects during the three months ended June 30, 2009, compared to the collection of accounts receivable of approximately $570,000 during the three months ended June 30, 2008.

Cash Flow Related to Investing Activities

     Net cash used in investing activities amounted to $153,821 during the three months ended June 30, 2009 as compared to investing activities using cash of $2,814 during the three months ended June 30, 2008. The increase in cash used in investing activities is attributable primarily to our company’s purchase of LED out-of-home advertising displays and purchases of plant and equipment to support our growing LED solutions business in Singapore.

     Our company incurred capital expenditures of $148,814 during the three months ended June 30, 2009 and $2,814 for the three months ended June 30, 2008. The increase in capital expenditures for the three months ended June 30, 2009 as compared to June 30, 2008 was mainly attributable to increased purchases of LED out-of-home advertising equipment. As of June 30, 2009, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Cash Flow Related to Financing Activities

     Financing activities generated cash of $811,133 for the three months ended June 30, 2009 as compared to financing activities generating cash of $487,978 for the three months ended June 30, 2008. The increase in net cash flow generated by financing activities was mainly due to our company obtaining bank loans to fund operations.

     During the three months ended June 30, 2009, our company, through Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an installment loan of $771,208 (HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly installments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5.25%, from May 12, 2009 to April 12, 2010. The installment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of our company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC. As of June 30, 2009, two out of twelve installments have been repaid to DBS Bank on the respective monthly due dates.

     On May 13, 2009, our company obtained a secured loan under a working capital facility of $271,428 from a third party financial institution. The loan is repayable over 24 equal monthly installments, at an interest rate of 9.17% effective per annum from the date of drawdown. It is secured by a joint and several guarantee from two directors of subsidiaries of our company and a banker’s guarantee of $67,857 for a period of 27 months from the date of drawdown.

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

Item 4T. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of June 30, 2009. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

     Approximately 21.3% of our revenue was contributed from one customer for the three months ended June 30, 2009. If this or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

3.5	Certificate of Change filed with the Secretary of State of Nevada on December 23, 2004 (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2005)

3.6	Articles of Merger filed with the Secretary of State of Nevada on April 17, 2007 effective April 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2007)

Exhibit Number	Description

3.7	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2008)

(10)	Material Contracts

10.1	Management Contract between Tech Team Holdings Limited / Tech Team Development Limited and Bondy Tan (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2005)

10.2	Form of Subscription Agreement dated August 21, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007)

10.3
Subscription Agreement between Lightscape Technologies Inc. and SMC Investment Management Limited dated December 11, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2007)

10.4
Joint Venture Agreement between Lightscape Technologies (Greater China) Limited, Beijing Xintong Media & Cultural Development Co. Ltd., Beijing New Vision Media Advertising Co. Ltd. and Miss Yao Po Chun dated February 12, 2008 (Translated from Chinese) (incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2008)

10.5
Form of Securities Purchase Agreement, among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.6
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

10.8	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.9	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2009)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 19, 2009