Form 10-Q
period 2009-09-30
LIGHTSCAPE TECHNOLOGIES INC.
filed 2009-11-23
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of November 1, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.
Consolidated Balance Sheets as at September 30, 2009 and March 31, 2009
Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended
September 30, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the three and six months ended September 30, 2009
Consolidated Statements of Cash Flows for the six months ended September 30, 2009 and 2008
Notes to Unaudited Consolidated Financial Statements
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
Item 6. Exhibits.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	224,042	342,729
Accounts receivable, net of allowance for doubtful accounts of
$561,254 on September 30, 2009 and $415,383 on March 31, 2009	1,695,800	1,213,334
Costs and estimated earnings in excess of billings on uncompleted
contracts	428,044	673,312
Prepaid expenses and other current assets	1,966,740	1,041,616
Inventories – LED	1,264,975	1,264,975
Inventories – others , including valuation allowance of $162,801 on	-	-
September 30, 2009 and $162,782 on March 31, 2009
Current assets of discontinued operations	3,205,952	12,435,386

Total current assets	8,785,553	16,971,352

Intangible assets, net	6,615	82,431
Goodwill	776,378	776,378
Plant and equipment, net	345,499	279,738
Out-of-home advertising equipment, net	1,985,000	1,824,421
Construction in progress – Out-of-home advertising equipment	266,250	266,250
Deferred cost	104,404	111,132
Accounts receivable, due after one year and net of allowance for doubtful
accounts of $Nil on September 30, 2009 and $145,871 on March 31,	-	200,889
2009
Prepaid expenses and other current assets – due after one year	-	8,612
Net investment in sales-type leases of discontinued operations	20,438	36,359

	3,504,584	3,586,210

TOTAL ASSETS	12,290,137	20,557,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	456,694	-
Secured loan	257,069	-
Trade payables	877,560	358,939
Amount due to a director	592,589	745,501
Accrued expenses and other current liabilities	1,632,821	747,395
Obligations under capital leases – current portion	11,799	-
Income tax payable	-	-
Current liabilities of discontinued operations	1,200,549	1,170,508

Total current liabilities	5,029,081	3,022,343

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$

Non-current liabilities:
Obligations under capital leases – non-current portion	47,199	-

Total non-current liabilities	47,199	-

Total liabilities	5,076,280	3,022,343

COMMITMENTS (see Note 12)

Shareholders’ equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at September 30, 2009 and at March
31, 2009	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants	344,673	344,673
Other reserves	28,944	28,944
Accumulated other comprehensive income	1,079,143	1,077,353
Accumulated deficit	(28,435,851)	(19,219,220)
Total shareholders’ equity	7,213,493	16,428,335
Noncontrolling interest	364	1,106,884
Total Equity	7,213,857	17,535,219

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,290,137	20,557,562

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
Expressed in US dollars (except for number of common shares)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Revenues:
Advertising revenue	260,026	-	448,651	-
LED solutions revenue	1,010,314	270,709	1,784,319	923,658
Other revenue	-	11,715	-	22,667

Total net revenues	1,270,340	282,424	2,232,970	946,325

Cost of revenues:
Cost of sales of Advertising revenue (i)	53,884	-	93,156	-
Cost of sales of LED solutions revenue	888,822	169,046	1,529,470	676,681
Costs of Other revenue	-	189	-	378

Total cost of revenues	942,706	169,235	1,622,626	677,059

Gross profit	327,634	113,189	610,344	269,266

Bad debts	(36,584)	-	(36,584)	-
Amortization	(38,219)	(53,855)	(76,438)	(125,546)
Depreciation	(40,110)	(26,680)	(79,645)	(62,690)
Loss on disposal of property, plant and equipment	(539)	-	(539)	-
Selling and marketing expenses	(143,376)	(35,159)	(310,521)	(97,885)
General and administrative expenses	(631,840)	(653,773)	(1,349,094)	(1,459,972)

Loss from operations	(563,034)	(656,278)	(1,242,477)	(1,476,827)
Interest expense, net of interest income	(48,123)	(6,902)	(47,964)	(6,953)
Other income	4,217	13,645	23,332	13,645

Loss from continuing operations before income tax and	(606,940)	(649,535)	(1,267,109)	(1,470,135)
noncontrolling interests
Income tax provision	-	206,977	-	206,977

Net loss from continuing operations before noncontrolling	(606,940)	(442,558)	(1,267,109)	(1,263,158)
interests
Less: net income attributable to the noncontrolling interests	-	-	-	-

Net loss from continuing operations attributable to Lightscape	(606,940)	(442,558)	(1,267,109)	(1,263,158)
Technologies Inc.

Discontinued operations
Net (loss) from discontinued operations, net of income taxes	(116,658)	(296,773)	(210,922)	(470,034)
Gain on disposal of discontinued component	54,172	-	54,172	-
Impairment loss on subsidiary held for sale	(8,835,266)	-	(8,835,266)	-
Noncontrolling interest share of related impairment loss	1,042,496		1,042,496

Net (loss) from discontinued operations	(7,855,256)	(296,773)	(7,949,520)	(470,034)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) (continued)
Expressed in US dollars (except for number of common shares)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$

Net loss attributable to Lightscape Technologies Inc.	(8,462,196)	(739,331)	(9,216,629)	(1,733,192)

Other comprehensive income
Foreign currency translation adjustment arising during the	(36,257)	(33,374)	1,789	119,920
period
Comprehensive loss	(8,498,453)	(772,705)	(9,214,840)	(1,613,272)

Loss per share
- Basic and diluted
Continuing operations	(0.01)	(0.01)	(0.02)	(0.02)
Discontinued operations	(0.14)	-	(0.14)	(0.01)
Total	(0.15)	(0.01)	(0.16)	(0.03)

Weighted average number of common shares outstanding
- Basic and diluted	55,876,410	55,876,410	55,876,410	55,876,410

(i) Includes depreciation of plant and equipment of $53,884 and $93,156 for the three months ended September 30, 2009 and 2008, respectively, and $Nil and $Nil for the six months ended September 30, 2009 and 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS FOR THE
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

						Total Accumulated Other Comprehensive Income And
	Common Shares					Accumulated Deficit

						Accumulated		Total
						Other		Accumulated
						Comprehensive		Comprehensive
						Income - Foreign		(Loss) Income
			Common	Additional		Currency		And	Non-
			Stock	Paid-In	Other	Translation	Accumulated	Accumulated	controlling
	Number	Amount Warrants		Capital	Reserves	Adjustment	Deficit	Deficit	interest	Total

Balance at
March 31, 2009	55,876,410	55,876	344,673	34,140,708	28,944	1,077,354	(19,219,220)	(18,141,866)	1,106,884	17,535,219

Foreign currency
translation
adjustment
	-	-	-	-	-	38,046	-	38,046	-	38,046
Net loss	-	-	-	-	-	-	(754,435)	(754,435)	-	(754,435)
Noncontrolling
interest	-	-	-	-	-	-	-	-	(34,625)	(34,625)

Balance at
June 30, 2009
(Unaudited)	55,876,410	55,876	344,673	34,140,708	28,944	1,115,400	(19,973,655)	(18,858,255)	1,072,259	16,784,205

Foreign currency
translation
adjustment	-	-	-	-	-	(36,257)	-	(36,257)	-	(36,257)
Net loss	-	-	-	-	-	-	(8,462,196)	(8,462,196)	-	(8,462,196)
Noncontrolling
interest	-	-	-	-	-	-	-	-	(29,398)	(29,398)
Noncontrolling
interest share of
discontinued
operations loss									(1,042,497)	(1,042,497)

Balance at
September 30, 2009
(Unaudited)	55,876,410	55,876	344,673	34,140,708	28,944	1,079,143	(28,435,851)	(27,330,902)	364	7,213,857

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Six Months
	Ended September 30,
	2009	2008
	$	$
Cash flows from operating activities:
Net loss	(9,216,629)	(1,733,192)
Net income (loss) from discontinued operations, net of income taxes	(7,949,520)	(470,034)
Net loss from continuing operations	(1,267,109)	(1,263,158)

Adjustment to reconcile net loss from continuing operations to net cash (used in) continuing operating activities:
Amortization of intangible assets	76,436	125,662
Cost of sales – amortization of deferred cost	11,113	-
Depreciation expense	161,688	62,690
Bad debts expense	36,584	-
Net income attributable to the noncontrolling interest	-	-
Loss on disposal of property, plant and equipment	539	-
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	(281,575)	1,743,153
Costs and estimated earnings in excess of billings on uncompleted contracts	245,269	576,696
Prepaid expenses and other current assets	158,657	(1,312,827)
Inventories	-	(44,163)
Increase (decrease) in operating liabilities:
Trade payables	330,863	(1,623,784)
Accrued expenses and other current liabilities	306,219	(669,085)
Income tax payable	-	(191,269)

Net cash (used in) continuing operating activities	(221,316)	(2,596,085)
Net cash provided by (used in) discontinued operating activities	(256,937)	327,110
Net cash (used in) operating activities	(478,253)	(2,268,975)

Cash flows from investing activities:
Purchase of plant and equipment	(106,134)	(7,406)
Purchase of out-of-home advertising equipment	(324,599)	-
Purchase of intangible asset	(622)	-
Purchase of a subsidiary	-	21,184
Disposal of a subsidiary	(1,047)	-
Addition to deferred cost	(4,385)	-

Net cash provided by (used in) investing activities of continuing operations	(436,787)	13,778
Net cash provided by (used in) investing activities of discontinued operations	292	(32,030)
Net cash (used in) investing activities	(436,495)	(18,252)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Six Months
	Ended September 30,
	2009	2008
	$	$

Cash flows from financing activities:
Inception of bank loan	771,208	400,896
Repayment of bank loans	(314,514)	-
Inception of secured loan	257,070	-
Inception of capital lease obligation	58,997	-
Repayment of capital lease obligations	-	(869)
Advance from (repayment to) a director	(152,912)	552,699

Net cash provided by financing activities of continuing operations	619,849	952,726
Net cash provided by financing activities of discontinued operations	256,102	7,528
Net cash provided by financing activities	875,951	960,254

Effect of foreign exchange rate changes	421	(63,486)

Net decrease in cash and cash equivalents	(38,376)	(1,390,459)
Cash and cash equivalents at beginning of the period	390,199	3,978,500

Cash and cash equivalents at end of the period (a)	351,823	2,588,041

Supplemental disclosure of cash flows information
Interest expense paid	51,441	7,343

(a) Includes $127,780 and $36,209 of cash that is included on the balance sheet with Current assets from discontinued operations as of September 30, 2009 and September 30, 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape” or the “Company”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (the “Group”) is principally engaged in two business activities: (i) light-emitting diode (“LED”) out-of-home (“OOH”) advertising, and (ii) LED solutions.

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

The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three and six months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending March 31, 2010. The unaudited consolidated interim financial statements should be read in conjunction with the Group’s audited consolidated financial statements and notes thereto for the year ended March 31, 2009 as reported in Form 10-K.

Certain of the September 30, 2008 and March 31, 2009 comparative figures have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows. (See Note 10.)

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

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant onetime events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2009 and March 31, 2009, the allowance for doubtful accounts was approximately $561,254 and $415,383, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

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

Goodwill

The Company accounts for acquisitions of business in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”, which results in the recognition of goodwill when the purchase price exceeds the fair value of net assets acquired. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss.

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
SEPTEMBER 30, 2009

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
SEPTEMBER 30, 2009

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued ASC 740 “Income Taxes” (“ASC 740”). ASC 740 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, it is a two-step process for valuation of a tax position. Step one is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. Step two is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

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

Segment Information

The Company’s segment reporting is prepared in accordance with ASC 280 “Segment Reporting” (“ASC 280”). The management approach required by ASC 280 requires that the internal reporting structure used by management for making operating decisions and assessing performance be used as the source for presenting the Group’s reportable segments.

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

Stock-based Payment

The Company adopted ASC 718 “Compensation - Stock Compensation” (“ASC 718”) using the modified prospective method. Under ASC 718, equity instruments issued to employees for their services are measured at the grant-date fair value and recognized in the statement of operations over the service period.

The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of ASC 718, which recognizes the value of such services at the fair value of the equity instrument or of the goods or services, whichever is more readily determinable.

Basic and Diluted Earnings (Loss) per Share

The Company reports basic earnings per share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period. Diluted earnings per share is based on the assumption that if there is no anti-dilutive effect on the basic earnings per share, all dilutive convertible instruments, options, warrants and other common stock equivalents were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, common stock equivalents are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Fair Value Disclosure

Effective April 1, 2008, the Company adopted ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The adoption of ASC 820 did not have a material impact on our fair value measurements as the Company does not have any balance sheet components deemed financial assets or liabilities.

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance which amends the consolidation guidance regarding variable interest entities. The amendments will affect the overall consolidation analysis under the current accounting guidance. The new accounting guidance is effective for fiscal years beginning after November 15, 2009. The management does not expect the adoption of the new accounting guidance to have a material impact on the Company’s financial condition or results of operations.

In August 2009, the FASB issued new accounting guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The new accounting guidance is effective for reporting periods beginning after August 28, 2009. The management does not expect the adoption of the new accounting guidance to have a material impact on the Company’s financial condition or results of operations.

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements in respect of such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. The management does not expect the adoption of the new accounting guidance to have a material impact on the Company’s financial condition or results of operations.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued new accounting guidance which limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from ASC 860 along with the exception from applying ASC 810 “Consolidation”. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management does not expect the new guidance included in ASC 860 to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative generally accepted accounting principles for nongovernmental entities. ASC 105 is effective for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current generally accepted accounting principles. The management does not expect the adoption of SAB 112 to have a material impact on the Company’s consolidated financial statements.

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2009 and March 31, 2009 are summarized as follows:

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Cumulative costs incurred on uncompleted contracts	2,260,081	761,574
Cumulative estimated earnings to date	589,043	377,420
	2,849,124	1,138,994
Less: Billings to date	2,421,080	465,681
	428,044	673,313

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	September 30,	March 31,
	2009	2009
	(Unaudited)
Presented in current assets:	$	$
Trade deposits	33,237	51,291
Rental, utilities and other deposits	211,028	358,466
Prepaid expenses	412,644	293,460
Other receivables	145,226	293,794
Contract surety bond refundable deposit	44,605	44,605
Other receivable regarding disposal of a subsidiary	1,120,000	-
	1,966,740	1,041,616

NOTE 5. OUT-OF-HOME ADVERTISING EQUIPMENT, NET

OOH advertising equipment consists of the following:

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
OOH advertising LED display	2,077,792	1,837,741
OOH advertising visual, audio and related equipment	-	-
Total	2,077,792	1,837,741
Less: Accumulated depreciation	(92,792)	(13,320)
OOH advertising equipment, net	1,985,000	1,824,421

NOTE 6. CONSTRUCTION IN PROGRESS - OUT-OF-HOME ADVERTISING EQUIPMENT

OOH construction in progress consists of the following:

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Cost incurred related to construction of an OOH
advertising LED display in China	266,250	266,250

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 7. OBLIGATIONS UNDER CAPITAL LEASES

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Total minimum lease payments, with $9,440 representing	58,998	-
interest
Less: Current portion of obligations under capital leases	(11,799)	-
Long-term portion of obligations under capital leases	47,199	-

The following is a summary of future minimum lease payments under capital leases as of September 30, 2009:

Twelve months ending September 30,	$
2010	11,799
2011	11,799
2012	11,799
2013	11,800
2014	11,800
58,997

The Company entered into capital lease arrangements for leasing a motor vehicle used in its operations. The lease is for a term of five years. For the six months ended September 30, 2009, the capital lease arrangement was on an interest bearing basis. The lease is on a fixed repayment basis and requires no contingent rental payments. The interest expense incurred on this capital lease was $181 and $Nil for the six months ended September 30, 2009 and 2008, respectively, of which the capital lease arrangement for 2008 was on a non-interest bearing basis.

The capital lease obligations in respect of leasing a second hand truck used in its operations for a term of five years, has been assumed by the third party purchaser upon disposal of a subsidiary as mentioned in Note 10.

NOTE 8. OTHER RESERVES

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9. INCOME TAX

The Company accounts for income taxes pursuant to Accounting Standards Codification 740, Income Taxes (ASC 740). Under this accounting standard, deferred tax assets and liabilities are determined with reference to temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences, and a valuation allowance is to be maintained with respect to deferred tax assets.

The Company establishes a valuation allowance based upon the potential likelihood of realization of the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws local tax laws of its overseas subsidiaries..

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate

ASC 740 “Income Taxes” defines a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes that virtually all tax positions in the jurisdictions in which it operates are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy to which we are subject, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

Since there is a net operating loss, no income tax is provided for the six months ended September 30, 2009, while a tax credit was recorded for the six months ended September 30, 2008 upon issuance of a tax assessment confirming no income tax for the previous year in Lightscape Technologies (Macau) Limited, our Macau subsidiary.

NOTE 10. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). Accordingly, the results of operations and the related charges for discontinued operations have been classified as “Net profit from discontinued operations, net of income taxes” on the accompanying Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified to reflect the reclassifications on a consistent basis.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10. DISCONTINUED OPERATIONS (continued)

Energy-Savings Solutions Business

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

Remaining assets of the energy savings segment include only certain receivables and lease receivables less unearned interests under sales-type leases. Except for the collection of these receivables, the Company will no longer have any significant continuing involvement in the energy-savings segment. Therefore, the energy savings segment has been classified as discontinued operations in accordance with ASC 205-20.

Golden Cypress Limited

In order to more effectively utilize the financial and other resources, and to focus our business on the LED out-of-home advertising business, on August 31, 2009, the Company disposed of 100% of the outstanding capital stock of Golden Cypress Limited (“Golden Cypress”) to a third party investor (“the Purchaser”), at a consideration of $1,120,000. Golden Cypress is a company incorporated in the British Virgin Islands, which operates an LED solutions business in Asia.

The purchase price will be paid in cash by the Purchaser within 12 months on or before August 31, 2010.

Gain on disposal of Golden Cypress is determined as follows:

$

Cash and cash equivalents	1,047
Accounts receivable	448,952
Prepaid expenses and other current assets	824,795
Plant and equipment, net	64,864
Out-of-home advertising equipment, net	394,415
Short-term bank borrowings	(56,993)
Long-term bank borrowings	(46,818)
Secured loan – current portion	(138,658)
Secured loan – non-current portion	(138,658)
Obligations under capital leases – current portion	(3,037)
Obligations under capital leases – current portion	(5,117)
Trade payables	(138,264)
Accrued expenses and other current liabilities	(131,676)
Income tax payable	(9,024)
Net assets	1,065,828
Total consideration	1,120,000

Gain on disposal of a subsidiary	54,172

Results of operation of Golden Cypress for the three months and six months ended September 30, 2009 have been included as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss of the Company.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10. DISCONTINUED OPERATIONS (continued)

Lighting Source Products Business

In September 2009, the Company’s board of directors authorized management to begin the process to sell all the rights and assets of the lighting source products business, namely the operational subsidiary Beijing Aihua New Enterprise Lighting Appliance Co. Limited “Beijing Aihua”). Beijing Aihua researches, develops, manufactures and sells high-intensity discharge lighting products including metal halide lamps and high-pressure sodium lamps. The Company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize the Company’s financial and human resources by focusing on the LED out-of-home advertising and LED solutions businesses which management considers to have more promising potential for revenue and margin growth. Pursuant to a sales and purchase agreement (the “S&P Agreement”) dated November 20, 2009 between Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Zhejiang Zhong Jun Investment Management Co. Ltd. (“Zhejiang Zhong Jun”), the Company, through its subsidiary Beijing Illumination, agreed to sell to Zhejiang Zhong Jun its 100% equity interest at a consideration of $1,140,751 (or RMB7,800,000) in Beijing Aihua. Of the total consideration of $1,140,751, $219,375 (or RMB1,500,000) had been received in cash on November 20, 2009. The S&P Agreement is expected to close by the end of December 2009, by which date the balance of consideration of $921,376 (or RMB6,300,000) will be due and payable.

Upon signing of the S&P Agreement, Beijing Aihua becomes a held for sale subsidiary, of which its related assets and liabilities are to be reclassified as current assets and currents liabilities respectively under the category of discontinued operations. With reference to the carrying value of Beijing Aihua as of September 30, 2009, management decided to account for related impairment loss on pending for sale subsidiary as follows:

As of September 30, 2009	$

Net tangible assets
Cash and cash equivalent	127,780
Trade receivables	473,547
Prepayment and other current asset	947,679
Inventory	2,320,852
Plant and equipment, net	1,997,888
Other receivable – non-current portion	511,876
Other payables	(831,855)
5,547,767
Intangible asset
Other intangible asset	728,054
Net asset value	6,275,821
Consideration	(1,140,751)
Impairment loss on subsidiary held for sale	5,135,070
Impairment of goodwill	3,700,196
Total loss	8,835,266

The loss included in discontinued operations could be adjusted in the near tem if experience differs from the current estimates.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10. DISCONTINUED OPERATIONS (continued)

Lighting Source Products Business (continued)

Upon impairment of goodwill, the balance of goodwill as of September 30, 2009 is as follows

$

Goodwill before impairment	4,476,574
Impairment relating to Beijing Aihua	(3,700,196)
776,378

Results of Discontinued Operations

Revenues and net profit (loss) from discontinued operations of the Golden Cypress and energy savings business, as included in “others”, and lighting source product business of Beijing Aihua are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	$	$	$	$
Operating revenue – Beijing Aihua	372,069	322,455	818,663	1,217,262
Operating revenue - others	60,206	480,471	146,697	481,965
	432,275	802,926	965,360	1,699,227

Pre-tax profit (loss) from discontinued
operations
Beijing Aihua	(7,992,065)	(363,493)	(8,179,055)	(522,808)
Others	136,809	25,273	229,535	11,327
	(7,855,256)	(338,220)	(7,949,520)	(511,481)

Income tax credit	-	41,447	-	41,447
Net profit (loss) from discontinued operations	(7,855,256)	296,773	(7,949,520)	(470,034)

NOTE 11. CONCENTRATION OF CREDIT RISK

As of September 30, 2009 and March 31, 2009, the Company has a credit risk exposure of uninsured cash in banks of $143,199 and $51,707 (including cash of discontinued operations of $127,780 and $41,204 respectively), respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, as of September 30, 2009 cash of $208,624 (including cash of discontinued operations of $Nil) out of a total of $351,823 (including cash of discontinued operations of $Nil) of the Company’s cash held with banks in Hong Kong is now subject to no credit risk.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11. CONCENTRATION OF CREDIT RISK (continued)

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the six months ended September 30, 2009, two customers accounted for approximately 30.9% and 20.6%, respectively, of the Company’s total revenues. As of September 30, 2009, there are two customers whose account receivables to the Company accounted for 20.5% and 16.4%, respectively, of total accounts receivable.

The Company relies on supplies from numerous vendors. For the six months ended September 30, 2009, two vendors accounted for approximately 11.4% and 11.5%, respectively, of total supply purchases.

The Company’s business, assets and operations are currently focused on the LED out-of-home advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, Singapore and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

NOTE 12. COMMITMENTS

Leases

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 0.25 to 2.05 years. The following is a summary of future minimum lease payments under operating leases as of September 30, 2009. Rental expense was $372,257 and $108,389 for the six months ended September 30, 2009 and 2008, respectively.

Twelve months ending September 30,

$
2010	819,491
2011	442,326
Thereafter	-
1,261,817

Royalties

Pursuant to a supplier agreement (the “Agreement”) dated March 8, 2006, entered into between Beijing Illumination and an independent third party, the independent third party appointed Beijing Illumination as a non-exclusive licensed OEM manufacturer with rights to make and distribute certain products worldwide. Beijing Illumination shall pay to the independent third party, during the term of the Agreement, 7% of gross revenues of certain products sold to customers or distributors other than this independent third party. Such royalty payments shall survive for five years after the termination of the Agreement. No such royalty payment was accounted for or paid during the six months ended September 30, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 13. RELATED PARTY BALANCES AND TRANSACTIONS

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

Related Party Balances

The amounts due to a director represents cash advances from him and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Amount due to a director:
Mr. Bondy Tan	592,589	745,501

NOTE 14. SEGMENT INFORMATION

The Company is engaged in continuing operations within two main business segments: (i) LED out-of-home advertising and (ii) LED solutions. These represent the Company’s reportable segments.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (see Note 2). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 14. SEGMENT INFORMATION (continued)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	$	$	$	$
Segment revenues from external customers:
Advertising	260,026	-	448,651	-
LED solutions	1,010,314	270,709	1,784,319	923,658
Other	-	11,716	-	22,667
	1,270,340	282,425	2,232,970	946,325

Operating profit (losses):
Advertising	206,141	-	175,545	-
LED solutions	(813,081)	(661,125)	(1,442,654)	(1,492,488)
Other	-	11,590	-	22,353
Loss from continuing operations before income tax and
noncontrolling interest	(606,940)	(649,535)	(1,267,109)	(1,470,135)

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Segment assets:
Advertising	2,355,656	3,856,166
LED solutions	6,708,092	4,229,653
	9,063,748	8,085,819
Assets of discontinued operations	3,226,389	12,471,743
	12,290,137	20,557,562

Capital expenditures:
Advertising	324,599	1,168,290
LED solutions	106,756	649,597
Other	-	-
	431,355	1,817,887

Geographical Information:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	$	$	$	$
Total sales:
Mainland, the PRC	155,624	17,085	371,478	28,476
Hong Kong	1,114,716	260,846	1,861,492	895,384
Singapore	-	4,493	-	22,465

	1,270,340	282,424	2,232,971	946,325

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 14. SEGMENT INFORMATION (continued)

The location of the Company’s long-lived assets is as follows:

	September 30,	March 31,
	2009	2009
	(Unaudited)
	$	$
Hong Kong	1,394,481	1,168,672
Mainland, the PRC	2,089,665	2,171,678
	3,484,146	3,340,350

Two customer accounts for 29.2% and 23.7%% of operating revenue of the LED solutions segment for the six months ended September 30, 2009 respectively, and one customer accounted for 37.4% of operating revenue of the LED solutions segment for the six months ended September 30, 2008.

NOTE 15. SECURED LOAN

On July 13, 2009, the Company obtained a secured loan of $257,069 from a third party financial institution. The loan has a maturity of four months and is to be repaid on November 12, 2009 at an interest rate of 3% per month. It is secured by a joint and several guarantee from two directors of subsidiaries of the Company. Upon agreement of both parties, principal will be repaid in four monthly installments beginning on December 12, 2009.

The following is a summary of future repayments related to the secured loan:

Twelve months ending September 30,	$
2010	257,069

The liability in respect of the secured loan, as borrowed by the Company on May 13, 2009 under a working capital facility of $271,428 from a third party financial institution has been assumed by the third party purchaser upon disposal of a subsidiary as mentioned in Note 10.

NOTE 16. POST BALANCE SHEET EVENT

Post balance sheet events up to November 23, 2009, the date of issuance of the financial statements, have been reviewed and included as necessary in the financial statements.

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

     We are a holding company for subsidiaries engaged in two main business activities: (i) light-emitting diode (“LED”) out-of-home advertising and (ii) LED solutions. During the six months ended September 30, 2009, approximately 20% of our revenue was derived from our LED out-of-home advertising business and 80% from our LED solutions business.

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

     In addition to the pending joint venture agreement, our company has expanded its out-of-home advertising network relationship with the New World Group by working directly with New World Department Store China (“NWDSC”) to install and operate LED billboards at NWDSC properties throughout mainland China.

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

Reclassification of Disposed Subsidiary and Subsidiary Held for Sale as Discontinued Operations

     A subsidiary which has been disposed of or classified as held for sale during the three or six months ended September 30, 2009 is to be included in discontinued operations if it meets any of the quantitative thresholds in accordance with ASC 280 “Segment Reporting” paragraph 18-24, and ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Our disposal of Golden Cypress Limited and our pending sale of Beijing Aihua New Enterprise Lighting Appliance Co. Limited during the three months ended September 30, 2009 each met certain of the quantitative tests and other criteria of ASC 280 and ASC 205-20. As a result, the operating results, assets and liabilities of Golden Cypress and Beijing Aihua have been reclassified as discontinued operations, with corresponding reclassification of 2008 comparative figures.

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

ASC 960 addresses revenue recognition for long-term construction-type contracts. Since most of our company’s LED solution revenue relates to construction contracts, which by their nature are long-term, the underlying accounting principle known as matching — expenses follow revenues — would be violated if the revenue from the contract were recognized upon contract execution or sale of the services.

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

ASC 960 requires that the PC method be used in lieu of the CC method when all of the following are present: (1) reasonably reliable estimates can be made of revenue and costs; (2) the construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; (3) the contract purchaser has the ability and expectation to perform all contractual duties; and (4) the contract contractor has the same ability and expectation to perform.

ASC 960 states, “Contract costs generally include direct costs, such as materials, direct labor, and subcontracts and indirect costs identifiable with or allocable to the contracts.”

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

     In September 2009, our board of directors authorized management to begin the process to sell all the rights and assets of our lighting source products business, namely our operational subsidiary Beijing Aihua. Beijing Aihua researches, develops, manufactures and sells HID lighting products including metal halide lamps and high-pressure sodium lamps. Our company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize our financial and human resources by focusing on our LED out-of-home advertising and LED solutions businesses which we consider to have more promising potential for revenue and margin growth. As of September 30, 2009, we classified these assets as assets held for sale and included the results of the lighting source products business in discontinued operations. On November 20, 2009, our 76.8% majority-owned subsidiary, Beijing Illumination (Hong Kong) Limited, entered into a Sale and Purchase Agreement with Zhejiang Zhong Jun Investment Management Co. Limited. Pursuant to the terms and conditions of the Sale and Purchase Agreement, Beijing Illumination agreed to sell its 100% ownership of the registered share capital of its subsidiary company Beijing Aihua to Zhejiang Zhong Jun in consideration for payments totaling RMB7,800,000 (approximately US$1,141,352). Of this amount, a deposit of RMB1,500,000 (approximately US$219,491) shall be paid by Zhejiang Zhong Jun to Beijing Illumination within three days of the signing of the Sale and Purchase Agreement. This cash deposit was paid by Zhejiang Zhong Jun to Beijing Illumination on November 20, 2009. The remaining RMB6,300,000 (approximately US$921,861) shall be paid by Zhejiang Zhong Jun to Beijing Illumination within three days of the closing of the Sale and Purchase Agreement. The closing of the Sale and Purchase Agreement is subject to the satisfaction of conditions precedent to closing as set out in the Sale and Purchase Agreement including the following:

1.	Beijing Illumination will have received all regulatory consents and approvals for the legal transfer of ownership of the shares as contemplated in the Sale and Purchase Agreement; and

2.	No breach of any warranty by Beijing Illumination or by Zhejiang Zhong Jun will have occurred since the effective date of the Sale and Purchase Agreement.

Due to conditions precedent to closing as set out in the Sale and Purchase Agreement, and the risk that these conditions precedent will not be satisfied, there is no assurance that our company will complete the transactions contemplated in the Sale and Purchase Agreement.

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

Summary of Key Results

     Total net revenue from continuing operations for the six months ended September 30, 2009 was $2,232,970, which represents a 136% increase from the total net revenue from continuing operations of $946,325 for the six months ended September 30, 2008.

     Net loss from continuing operations for the six months ended September 30, 2009 was $1,267,109 compared to a net loss of $1,263,158 for the six months ended September 30, 2008.

     Net loss from discontinued operations for the six months ended September 30, 2009 was $7,949,520 compared to a net loss of $470,034 for the six months ended September 30, 2008

     Basic and fully diluted loss per share from continuing operations for the six months ended September 30, 2009 was $0.02 compared to a basic and fully diluted loss per share from continuing operations of $0.02 for the six months ended September 30, 2008.

Results of Operations – Three Months Ended September 30, 2009

     Our net loss from continuing operations for the three months ended September 30, 2009 was $606,940, or $0.01 per fully diluted share, compared to a net loss of $442,558, or $0.01 per fully diluted share, for the three months ended September 30, 2008. The increase in net loss from continuing operations is primarily attributable to a one-time income tax credit of $206,977 during the three months ended September 30, 2008 with no such tax credit during the three months ended September 30, 2009.

     Our net loss from discontinued operations for the three months ended September 30, 2009 was $7,855,256, or $0.14 per fully diluted share, compared to a net loss of $296,773, or $nil per fully diluted share, for the three months ended September 30, 2008. The increase in net loss from discontinued operations is primarily attributable to the discontinuation of our lighting source products business during the three months ended September 30, 2009. This resulted in a loss from these discontinued operations attributable to our company of $7,792,770, allocated between an impairment to goodwill of $3,700,196, an impairment to intangible assets of $728,054, and an expected loss on disposal of $4,407,016, which was offset by a noncontrolling interest share of the loss of $1,042,496.

Revenues and Cost of Revenues

     Total net revenue from continuing operations for the three months ended September 30, 2009 was $1,270,340, representing a 350% increase from the total net revenue of $282,424 for the three months ended September 30, 2008. The increase in net revenues is attributable to increased sales across both our LED out-of-home advertising business and our LED solutions business.

     Specifically, revenue related to our LED out-of-home advertising business was $260,026 for the three months ended September 30, 2009 as compared to $nil during the three months ended September 30, 2008. The gross profit margin on our LED out-of-home advertising business was 79% for the three months ended September 30, 2009. Our LED out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the three months ended September 30, 2009 and are expected to begin generating advertising revenue in the near future. Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our LED billboards. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the LED billboard network.

     Revenue related to our LED solutions business increased to $1,010,314 for the three months ended September 30, 2009 from $270,709 during the three months ended September 30, 2008, or an increase of 273%. The increase in revenues was due primarily to the completion of more LED solutions contracts during the three months ended September 30, 2009 as compared to a smaller number of contracts completed during the three months ended

September 30, 2008, and the acceleration of certain major contracts towards technical completion. The gross profit margin on our LED solutions business was 12% for the three months ended September 30, 2009. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be completed in the near future.

     Total cost of revenues for the three months ended September 30, 2009 was $942,706, which represents an increase of 457% as compared to total cost of revenues of $169,235 for the three months ended September 30, 2008. The increase in the total cost of revenues during the three months ended September 30, 2009 was due primarily to the corresponding 350% increase in overall sales revenues. Our overall gross profit margin was 26% for the three months ended September 30, 2009 as compared to 40% for the three months ended September 30, 2008, due mainly to lower gross margins from our LED solutions business.

Operating Expenses

     Operating expenses from continuing operations for the three months ended September 30, 2009 were $890,668, which represents a 16% increase in operating expenses from $769,467 for the three months ended September 30, 2008. Selling and marketing expenses, general and administrative expenses constitute the main components of our operating expenses.

     Selling and marketing expenses for the three months ended September 30, 2009 increased approximately 308% to $143,376 from $35,159 for the three months ended September 30, 2008. The increase corresponds to the 350% increase in total net revenues and was mainly due to increased costs incurred in order to build up our project pipeline of LED solutions contracts, and to establish our sales network for our LED out-of-home advertising business. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED out-of-home advertising and LED solutions businesses, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented throughout 2009.

     General and administrative expenses decreased by 3% during the three months ended September 30, 2009 to $631,840 from $653,773 for the three months ended September 30, 2008. The decrease was mainly due to the cost savings achieved as a result of the company-wide cost-cutting initiative implemented throughout 2009. Our company anticipates that general and administrative costs will remain steady or increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to continue to be limited as a result of a company-wide cost-cutting initiative.

Results of Operations – Six Months Ended September 30, 2009

     Our net loss from continuing operations for the six months ended September 30, 2009 was $1,267,109, or $0.02 per fully diluted share, compared to a net loss of $1,263,158, or $0.02 per fully diluted share, for the six months ended September 30, 2008.

     Our net loss from discontinued operations for the six months ended September 30, 2009 was $7,949,520, or $0.14 per fully diluted share, compared to a net loss of $470,034, or $0.01 per fully diluted share, for the six months ended September 30, 2008. The increase in net loss from discontinued operations is primarily attributable to the discontinuation of our lighting source products business during the three months ended September 30, 2009. This resulted in a loss from these discontinued operations attributable to our company of $7,792,770, allocated between an impairment to goodwill of $3,700,196, an impairment to intangible assets of $728,054, and an expected loss on disposal of $4,407,016, which was offset by a noncontrolling interest share of the loss of $1,042,496.

Revenues and Cost of Revenues

     Total net revenue from continuing operations for the six months ended September 30, 2009 was $2,232,970, which represents a 136% increase from the total net revenue from continuing operations of $946,325 for the six months ended September 30, 2008. The increase in net revenues is primarily attributable to new sales from our LED out-of-home advertising business and an increase in sales from our LED solutions business.

     Specifically, revenue related to our LED out-of-home advertising business was $448,651 for the six months ended September 30, 2009 as compared to $nil during the six months ended September 30, 2008. The gross profit margin on our LED out-of-home advertising business was 79% for the six months ended September 30, 2009. Our LED out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key LED billboard installations which were completed during the six months ended September 30, 2009 and are expected to begin generating advertising revenue in the near future. Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our LED billboards. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the LED billboard network.

     Revenue related to our LED solutions business increased to $1,784,319 for the six months ended September 30, 2009 from $923,658 during the six months ended September 30, 2008, or an increase of 93%. The increase in revenues was due primarily to the completion of more LED solutions contracts during the six months ended September 30, 2009 as compared to a smaller number of contracts completed during the six months ended September 30, 2008, and the acceleration of certain major contracts towards technical completion. The gross profit margin on our LED solutions business was 14% for the six months ended September 30, 2009. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be completed in the near future.

     Total cost of revenues for the six months ended September 30, 2009 was $1,622,626, which represents an increase of 140% as compared to total cost of revenues of $677,059 for the six months ended September 30, 2008. The increase in the total cost of revenues during the six months ended September 30, 2009 was due primarily to the corresponding 136% increase in overall sales revenues. Our overall gross profit margin was 27% for the six months ended September 30, 2009 as compared to 28% for the six months ended September 30, 2008.

Operating Expenses

     Operating expenses from continuing operations for the six months ended September 30, 2009 were $1,852,818, which represents a 6% increase in operating expenses from $1,746,093 for the six months ended September 30, 2008. Selling and marketing expenses, general and administrative expenses constitute the main components of our operating expenses.

     Selling and marketing expenses for the six months ended September 30, 2009 increased approximately 217% to $310,521 from $97,885 for the six months ended September 30, 2008. The increase corresponds to the 136% increase in total net revenues and was mainly due to increased costs incurred in order to build up our project pipeline of LED solutions contracts, and to establish our sales network for our LED out-of-home advertising business. Our company anticipates that selling and marketing expenses will remain steady or increase in the future to support our company’s further expansion in our core LED out-of-home advertising and LED solutions businesses, however, such increases are expected to be limited as a result of a company-wide cost-cutting initiative implemented throughout 2009.

     General and administrative expenses decreased by 8% during the six months ended September 30, 2009 to $1,349,094 from $1,459,972 for the six months ended September 30, 2008. The decrease was mainly due to the cost savings achieved as a result of the company-wide cost-cutting initiative implemented throughout 2009. Our company anticipates that general and administrative costs will remain steady or increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to continue to be limited as a result of a company-wide cost-cutting initiative.

Liquidity and Capital Resources

     Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

     As of September 30, 2009, our company had an overall net working capital surplus of $3,756,473 compared to a surplus of $12,842,489 as of March 31, 2009, representing a decrease in working capital of $9,086,016. As of September 30, 2009, our company had a net working capital surplus from continuing operations of $1,751,070 compared to a surplus of $2,684,131 as of March 31, 2009, representing a decrease in working capital of $933,061. The cash and cash equivalents of our company attributable to continuing operations decreased to $224,042 as at September 30, 2009 as compared to $342,729 as of March 31, 2009. Cash attributable to discontinued operations totaled $127,780 as of September 30, 2009 and $47,470 as of March 31, 2009.

Cash Flow Related to Operating Activities

     Continuing operating activities used cash of $221,316 for the six months ended September 30, 2009 as compared to continuing operating activities using cash of $2,596,085 for the six months ended September 30, 2008. The decrease in cash used in continuing operating activities was mainly due to increases in trade payables and accrued expenses. Discontinued operating activities used cash of $256,937 during the six months ended September 30, 2009 as compared to discontinued operating activities generating cash of $327,110 during the six months ended September 30, 2008.

Cash Flow Related to Investing Activities

     Net cash used in investing activities of continuing operations amounted to $436,787 during the six months ended September 30, 2009 as compared to investing activities of continuing operations generating cash of $13,778 during the six months ended September 30, 2008. The increase in cash used in investing activities of continuing operations is attributable primarily to our company’s purchase of digital out-of-home advertising displays. Net cash provided by investing activities of discontinued operations was $292 during the six months ended September 30, 2009 as compared to investing activities of discontinued operations using cash of $32,030 during the six months ended September 30, 2008.

     Our company incurred capital expenditures of $430,733 during the six months ended September 30, 2009 and $7,406 for the six months ended September 30, 2008. The increase in capital expenditures for the six months ended September 30, 2009 as compared to September 30, 2008 was mainly attributable to increased purchases of digital out-of-home advertising equipment. As of September 30, 2009, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Cash Flow Related to Financing Activities

     Financing activities of continuing operations generated cash of $619,849 for the six months ended September 30, 2009 as compared to financing activities of continuing operations generating cash of $952,726 for the six months ended September 30, 2008. The decrease in net cash flow generated by financing activities of continuing operations was mainly due to the repayment of bank loans and the repayment of an advance from a director of our company during the six months ended September 30, 2009 compared to no such repayments during the six months ended September 30, 2008. Financing activities of discontinued operations generated cash of $256,102 during the six months ended September 30, 2009 as compared to financing activities of discontinued operations generating cash of $7,528 for the six months ended September 30, 2008.

     During the six months ended September 30, 2009, our company, through Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an installment loan of $771,208 (HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly installments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5.25%, from May 12, 2009 to April 12, 2010. The installment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of our company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by

Tech Team Investment Limited, the immediate holding company of LTGC. As of September 30, 2009, five out of twelve installments have been repaid to DBS Bank on the respective monthly due dates.

     Management believes that additional cash may need to be raised in the next twelve months to finance our existing operations and expansion of our LED out-of-home advertising and LED solutions businesses since we have not yet achieved sustainable positive cash flows. However, management also expects to generate positive cash flow in the coming six months from the completion of projects which may substantially, if not fully, meet the cash needs of our company during the next twelve months. Management may consider outside capital over the near-term, including the next twelve months, if required to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us.

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

Item 4T. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of September 30, 2009. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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

     Currently, we derive a majority of our revenues from the sale of LED solutions. We expect to derive a greater proportion of future revenues from our LED out-of-home advertising business. Each of these industries in which we are active are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new LED products and services in our markets may reduce demand for our LED products and services. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

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

     Approximately 51.5% of our revenue was contributed from two customers for the six months ended September 30, 2009. If these two or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

     The disruptions in the financial markets and challenging economic conditions have adversely affected the world economy, and in particular, reduced spending by businesses. Our operating results in one or more segments may be affected by these uncertain or changing economic conditions and spending patterns. If our customers delay or cancel spending on LED out-of-home advertising or LED solutions, that decision could result in reductions in sales of our products and services, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial and economic markets will restore spending to previous levels. If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

     Our businesses may be adversely affected by widespread regional, national or global health epidemics, such as pandemic flu. Such threats or epidemics may adversely impact our businesses by disrupting provision of services to our customers, and by causing customers to avoid public gathering places. If such health epidemics occur, we may experience material impacts on our business, operating results, and financial condition.

Risks Related to Our Industry

The LED out-of-home advertising and LED products and services industries in the PRC may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

     The specialty lighting industry, including the provision of LED out-of-home advertising billboards, LED lighting systems and LED screen rental services, in the PRC is highly competitive. Our products and services are targeted primarily at property owners and developers, a market in which we face increasing competition. In addition, there is an increasing trend of consolidation throughout the industry. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependant upon our ability to distinguish the quality of our products and services.

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

10.8	Form of Placement Agent Warrant (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

10.9	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

10.10*	Sale and Purchase Agreement between Beijing Illumination (Hong Kong) Limited and Zhejiang Zhong Jun Investment Management Co. Limited, dated November 20, 2009 (Translated from Chinese).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on January 6, 2009)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 23, 2009