Form 10-KT
period 2009-12-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2010-04-20
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2009 to December 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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
Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 10% of the registrant’s common stock) of the registrant on September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12,569,741.70 based on 41,899,139 non-affiliate shares outstanding at $0.30 per share, which is closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board on September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
55,876,410 shares of common stock issued and outstanding as of March 31, 2010.

Documents incorporated by reference: none.

Forward Looking Statements

          This transition report on Form 10-K contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Use of Certain Defined Terms

          In this transition report on Form 10-K and unless otherwise specified, all dollar amounts are expressed in United States dollars, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” refer to Lightscape Technologies Inc. and our subsidiaries.

PART I

ITEM 1.        BUSINESS.

Change in Fiscal Year

In December 2009, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2009 and resulted in a nine month reporting period from April 1, 2009 to December 31, 2009. As a result, this Form 10-K is a transition report and includes financial information for the transition period from April 1, 2009 through December 31, 2009 (the “Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the calendar year January 1 to December 31.

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

          We are a holding company for subsidiaries engaged in two main continuing business activities: (i) digital out-of-home advertising and (ii) light-emitting diode (“LED”) solutions. During the nine months ended December 31, 2009, approximately 20% of our revenue was derived from our digital out-of-home advertising business and 80% from our LED solutions business.

Digital Out-of-Home Advertising Business

          We design, install and operate digital out-of-home advertising screens. We are building and expanding our digital out-of-home advertising network (i) through digital billboard installations which we complete and operate independently, and (ii) through digital display installations which we complete and operate through partnerships and/or joint ventures with major property owners and developers in Asia. We generate revenue by selling advertising space on our digital out-of-home media network to advertisers. We have established and are continuing to establish advertising sales channels for our digital out-of-home advertising network by forming strategic partnerships with advertising agencies and other media industry partners.

          We signed a joint venture agreement on February 12, 2008 as part of our efforts to build a digital out-of-home advertising network in the People’s Republic of China (the “PRC” or “China”). We entered this joint venture agreement with Beijing Xintong Media & Cultural Development Co. Ltd. (“BX”). Pursuant to the terms of the joint venture agreement, (i) the joint venture company was to be named Beijing Xintong New Vision Media Advertising Co. Ltd. (the “Intended JV ”), (ii) our company agreed to contribute to the Intended JV cash and an LED billboard for the joint venture’s initial installation within ninety business days of signing the agreement, and (iii) in exchange for these contributions, our company would obtain 50.1% ownership of the Intended JV, with the remaining 49.9% to be held by BX. The operations of the Intended JV were anticipated to include the sourcing, design installation, servicing and maintenance of large-sized digital billboards at locations in China, and the securing of advertising contracts for advertising and media content to be displayed on the screens. The joint venture planned to target niche applications which are currently underserved by existing competition. Target applications included the installation of LED billboards located primarily on outdoor façade walls of shopping centers, hotels, offices and other commercial buildings. The prime locations for the joint venture’s screens were to be major property developments owned by BX’s parent the New World Group. Due primarily to structural complexities related to the formation of a joint venture company to operate in the PRC, this joint venture agreement has not closed and our company did not contribute the cash and an LED billboard to the Intended JV.

          Subsequent to the signing of the joint venture agreement, our company has explored alternative plans for more rapidly and effectively building a digital out-of-home advertising network in the PRC in cooperation with the New World Group. Upon our further discussion with senior management of New World Group, both parties determined that it would be more effective to partner directly with New World Group companies, including but not limited to New World China Land Limited (“NWCL”), a Hong Kong listed company, and New World Department Stores China Ltd. (“NWDSC”), also a Hong Kong listed company and a 72%-owned subsidiary of the New World Group, to install and operate digital out-of-home advertising screens at properties owned by NWCL and operated by NWDSC throughout mainland China. NWDSC is a department store operator in the PRC with a network of 28 stores in 16 major cities in China.

          On October 1, 2009, our company signed an outdoor digital billboard cooperation agreement with Beijing Chongwen –New World Properties Development Co. Ltd., a New World subsidiary. Under the 10-year agreement, our company agreed to build two large-scale outdoor LED displays at the Beijing New World Centre mixed-use complex, with screen areas of 150 square meters and 50 square meters, respectively. Our company will source, design, install and service the two LED displays, and secure advertising contracts for advertising and media content to be displayed on the screens. The first LED display began operating and generating advertising revenue on February 10, 2010, while the second LED display is expected to be completed and become operational by June 2010.

We plan to install additional large-sized LED displays in second half of 2010, including but not limited to NWDSC department stores in Wuhan and Changsha, China.

          As of April 15, 2010, we have set up and operate 5 out-of-home LED screens in Hong Kong and 30 out-of-home LED screens across various major cities in China, including 2 screens in Beijing, 1 screen in Shenzhen, 1 screen in Jinan and 26 screens in Zhejiang province. 7 new screens are expected to be in operation before end of 2010. Additionally, we have launched and operate approximately 300 indoor LCD displays within 28 NWDSC department stores across 16 cities in China. Both the LED and LCD advertising networks became operational and began generating advertising revenue in February 2010 from various well-known international brand-name customers.

          Our company believes that our original objectives under the Intended JV are being achieved through the alternative relationship structure and agreements formed with the New World Group. As such, the formation of the Intended JV and the closing of the joint venture agreement dated February 12, 2008 will not be pursued in the future.

          The primary end-user markets of our digital out-of-home advertising network are major advertising agencies in China and Hong Kong, and individual advertisers, such as major corporations and government entities, based in China and Hong Kong. Demand for digital out-of-home advertising is primarily based on clients’ desire to cost-effectively distribute advertisements to as large a target market of viewers as possible. Our out-of-home advertising network meets these demands through the large average size of our out-of-home advertising screens and the location of the screens in high-traffic commercial and residential areas.

          Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our digital out-of-home advertising network. Both of these partnerships are actively promoting out-of-home advertising on our network. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the network.

LED Solutions Business

          During 2006, we entered the LED solutions business by forming a joint venture company, Lightscape Technologies (Macau) Limited (“Lightscape Macau”), and subsequently acquiring all of the outstanding shares of Lightscape Macau. During 2007, we also incorporated a wholly-owned subsidiary, Lightscape Technologies (Greater China) Limited in Hong Kong to engage in the LED solutions business in Hong Kong and China.

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

          The primary end-user markets for our LED systems include hospitality (casinos, hotels, nightclubs), entertainment (concert halls, theaters, television studios), retail (shopping centers, digital signage), high-end residential (condominiums), architectural (public landmarks, fountains, office buildings), and special exhibits (conventions, trade show booths). The geographical target markets for our LED systems include Macau, Hong Kong and China.

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

OEM and Licensing

          We offer OEM and licensing of our proprietary digital controller software product, the Multimedia and Video Show Control System. Our OEM business primarily targets LED manufacturers and LED system designers which use our software system to create and control video, lighting and multimedia effects for their own LED systems, which are typically sold under their own brand name. We also license our software system, primarily to owners of end-user projects which have installed or rented our LED systems. Our OEM and licensing sales are primarily made by our internal sales team and our geographical target markets include Macau, Hong Kong and China.

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

Reclassification of Disposed Subsidiary and Subsidiary Held for Sale as Discontinued Operations

          A subsidiary which has been disposed of or classified as held for sale during the nine months ended December 31, 2009 is to be included in discontinued operations if it meets any of the quantitative thresholds in accordance with ASC 280 “Segment Reporting” paragraph 18-24, and ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Our disposal of Golden Cypress Limited and our pending sale of Beijing Aihua New Enterprise Lighting Appliance Co. Limited (“Beijing Aihua”) during the nine months ended December 31, 2009 each met certain of the quantitative tests and other criteria of ASC 280 and ASC 205-20. As a result, the operating results, assets and liabilities of Golden Cypress and Beijing Aihua have been reclassified as discontinued operations, with corresponding reclassification of 2008 comparative figures.

Other Business

          Through our prior 76.8% ownership of Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and its wholly-owned subsidiary Beijing Aihua, we researched, developed, manufactured and sold lighting source products. Beijing Aihua manufactures and sells high-intensity discharge (“HID”) lighting products including metal halide lamps and high-pressure sodium lamps.

          Compared to conventional incandescent and fluorescent lamps, HID lamps produce a much larger quantity of light in a relatively small package. Customer demand for Beijing Aihua’s products is primarily driven by the ability of HID lamps to generally offer superior efficiency, luminosity, reliability and versatility with the additional benefit of low energy consumption in comparison with conventional incandescent or fluorescent lamps.

          Beijing Aihua’s HID lamps are used within a wide variety of industrial, governmental, commercial and residential applications. Metal halide lamps are used primarily for indoor and outdoor lighting of factories, warehouses, industrial plants, airports, sports stadiums, supermarkets, shopping centers, underground parkades and residential buildings. Main applications for high-pressure sodium lamps include street lighting, subway systems, courtyard lighting and general outdoor lighting. Xenon lamps are used within the manufacturing of automobile headlights. Special application HID lamps consist primarily of multi-color lamps which are used in specialized applications such as aquariums, hydroponics, outdoor decorative lighting of buildings, bridges and other large architectural structures, and indoor decorative lighting for theatres and other entertainment venues. The primary applications for ultra high-pressure mercury lamps are as key components within light-weight digital crystal projectors and rear projection televisions.

          Beijing Aihua’s internal sales team and sales agents sell its lighting products through a variety of sales channels including manufacturers, wholesalers, distributors, contractors, and directly to end-users. The primary geographical markets for Beijing Aihua’s products are China, Hong Kong, Macau, Singapore, India and the United States.

          In September 2009, our board of directors authorized management to begin the process to sell all the rights and assets of our lighting source products business, namely Beijing Aihua. Our company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize our financial and human resources by focusing on our digital out-of-home advertising and LED solutions businesses which we consider to have more promising potential for revenue and margin growth. As of September 30, 2009, we classified these assets as assets held for sale and included the results of the lighting source products business in discontinued operations. On November 20, 2009, Beijing Illumination entered into a Sale and Purchase Agreement with Zhejiang Zhong Jun Investment Management Co. Limited (“Zhejiang Zhong Jun”). Pursuant to the terms and conditions of the Sale and Purchase Agreement, Beijing Illumination agreed to sell its 100% ownership of the registered share capital of Beijing Aihua to Zhejiang Zhong Jun in consideration for payments totaling RMB7,800,000 (approximately US$1,141,352). Of this amount, a cash deposit of RMB1,500,000 (approximately US$219,491) was paid by Zhejiang Zhong Jun to Beijing Illumination on November 20, 2009. The remaining RMB6,300,000 (approximately US$921,861) was paid in full by Zhejiang Zhong Jun to Beijing Illumination in cash in March 2010. The Sale and Purchase Agreement closed on April 12, 2010.

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

Digital Out-of-Home Advertising Business

          Our digital out-of-home advertising business competes with other China-based out-of-home audiovisual media network providers, including Focus Media Holding Ltd., Clear Media Limited and TOM Group Limited. These companies have large, established out-of-home advertising networks and sales channels, and substantially greater resources to devote to building and maintaining out-of-home advertising networks and securing advertising contracts than we do.

          Our competitive advantages include: our relationship with the New World Group, which enhances our ability to locate digital billboards on high-traffic buildings in prime locations owned by the New World Group, and enhances our ability to navigate and comply with applicable government regulations; the relatively large average size of our digital billboard installations; and our experience in the sourcing, installation and digital control of large-size LED video walls gained through the operation of our LED Solutions business.

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

Other Business

          There are currently about 6 to 8 manufacturers of electric arc tubes of metal halide lamps and approximately 30 manufacturers of electric arc tubes of high-pressure sodium lamps in the PRC. We competed in this business as a low-cost manufacturer.

Raw Materials and Principal Suppliers

          The primary hardware required for the operation of our digital out-of-home advertising and LED solutions businesses consists of LED billboards and video panels, LCD video screens, plasma screens, individual LED modules and fixtures of various sizes, intensities and color capabilities, LED flood lights, spotlights, string lights, cove lights, light tubes and light tiles, submersible LED lights, audio-visual equipment, and related support hardware, cabling and accessories. We purchase our hardware primarily from third party manufacturers who build these components according to our design and technical specifications. We select component suppliers based on price and quality. Maintaining a steady supply of our LED-based hardware is important to our operations and the growth of our digital out-of-home advertising network and LED solutions business. We also develop and integrate proprietary software to drive the authoring, control and playback of content on our digital billboards and our other LED-based systems.

          Three OEMs in China were the major suppliers of LED-based hardware for our LED-based business during the Transition Period. There are many qualified alternative suppliers for our equipment, and our obligation to our current suppliers is not exclusive. We have never experienced any material delay or interruption in the supply of our LED hardware.

          The primary hardware used in the manufacture of our lighting source products included lighting ballasts, capacitors, arc tubes and glass bulbs. We purchased component parts from third party wholesale distributors. We selected component suppliers based on price and quality. Our company was not materially dependent upon any one supplier for component parts used in the manufacture of our lighting source products, and raw materials and components were in adequate supply.

Significant Customers

          Approximately 26.5%, 16.3% and 16.0%, respectively, of our total revenue was derived from the supply and installation of LED displays and systems to three significant customers during the Transition Period.

Intellectual Property

Patents and Trademarks

          Our material patents granted, patents pending and registered trademarks are as follows:

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

Domain Names

          We own and operate the duly registered internet domain name www.lightscape-tech.com. The information contained in our website does not form part of this transition report on Form 10-K. Our company makes available, on or through our website, our transition and/or annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the Securities and Exchange Commission.

          Additionally, any document filed by us, including this transition report on Form 10-K, may be viewed at the Securities and Exchange Commission’s public reference room, 100 F Street NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information about its public reference room. These Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at “www.sec.gov”.

Government Regulation

          Our digital out-of-home advertising business is subject to compliance with certain government regulations in the PRC. We operate our digital out-of-home advertising business in the PRC under a regulatory regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and ministries and agencies under its authority including the State Administration for Industry and Commerce, or SAIC.

          The principal regulations governing out-of-home advertising businesses in the PRC include:

  The Advertising Law (1994);

  The Advertising Administrative Regulations (1987);

  The Implementing Rules for the Advertising Administrative Regulations (2004); and

  The Outdoor Advertising Registration Administrative Regulations (1995).

Regulation of Business Licenses for Advertising Operations

          Companies engaged in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such business licenses from the local branches of the SAIC as required by the existing PRC regulations. We do not expect to encounter any material difficulties in obtaining or maintaining our required business licenses for the operation of our digital out-of-home advertising business in the PRC.

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

          In addition, The Outdoor Advertising Registration Administrative Regulations stipulate that outdoor advertisements in China must be registered with the local SAIC before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed outdoor advertisement. After review and examination, if an application complies with the requirements, the local SAIC will issue an Outdoor Advertising Registration Certificate for such advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our digital out-of-home advertising screens. We do not expect to encounter any material difficulties in obtaining or maintaining our required certificates for the dissemination of out-of-home advertisements in the PRC.

          The placement and installation of digital billboards is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our digital out-of-home advertising billboards currently installed or planned to be installed in the PRC. We do not expect to encounter any material difficulties in obtaining or maintaining our required government approvals for the installation or operation of our digital out-of-home advertising billboards in the PRC

Regulation of Advertising Content

          PRC advertising regulations stipulate certain content requirements for advertisements in the PRC, which include prohibitions on misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anaesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast media. It is also prohibited to display tobacco advertisements in any public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through out-of-home forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination. We do not believe that advertisements containing content subject to restriction or censorship comprise or will comprise a material portion of the advertisements expected to be shown on our digital out-of-home advertising billboard network.

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

          We employ (or access through our joint venture relationships) qualified inspectors specifically trained to review advertising content for compliance with relevant PRC laws and regulations.

Research and Development

          Our company spent $Nil on research and development activities among all of our subsidiaries during the Transition Period, as compared to $6,792 spent during the fiscal year ended March 31, 2009.

          Within our LED solutions business, from time to time our software engineers may develop and improve upon high-end digital software controllers which integrate the control of video, lighting, electrical and mechanical devices within our LED systems. Our product engineers may also develop customized, innovative LED lighting products such as LED lighting tubes to enhance lighting distances and customized LED lighting fixtures for use in our LED lighting systems.

Compliance with Environmental Laws

          To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, that requires compliance with federal, state or local environmental laws in any jurisdictions of our operation.

Employees

          On a consolidated basis among all of our subsidiaries, our company had a total of 36 employees as of December 31, 2009, 34 of which were full-time employees. Of these employees, none are covered by collective bargaining agreements.

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

          We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for digital out-of-home advertising and LED systems in the PRC. Some of these risks and uncertainties relate to our ability to:

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

We may require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may not be able to achieve our corporate goals, and in the worst case may fail.

          Our business plan calls for expenses, working capital and capital expenditures necessary to continue the build-up of our digital out-of-home advertising network and to complete supply and build contracts for LED systems. However, there is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

  support our planned rapid growth;

  develop new or enhanced services and technologies;

  increase our marketing efforts;

  acquire complementary businesses or technologies; and/or

  respond to competitive pressures or unanticipated requirements.

          We depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We are exploring possible bank financing opportunities, mainly in the form of accounts payable financing. There is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us. Disruptions in financial markets and challenging economic conditions have affected and may continue to affect our ability to raise capital. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Though the management believes the chance is remote, if we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

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

          During the nine months ended December 31, 2009, we improved our operational cash flow by synchronizing our payment of costs and receipt of revenue by collecting project deposits before paying related project costs. Key to this was negotiating with our major suppliers to accept payments in line with the timing of our receipt of revenue. In turn, we typically bill our customers in accordance with the percentage-of-completion method, although we offer some of our long-standing customers more favorable credit terms.

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

          Management is aware of similar products and services which compete directly with our digital out-of-home advertising and LED systems, and some of the companies developing and offering these similar products and services have greater financial, technical and marketing resources, larger digital out-of-home advertising and LED system distribution networks, and greater brand name recognition than we do. These companies may develop products and services superior to those of our company. Such competition will potentially affect our chances of achieving profitability in the future.

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

Our failure to maintain existing relationships or to obtain new relationships with companies that allow us to access desirable locations where we plan to operate our digital out-of-home advertising displays could harm our growth potential and our ability to increase our revenues.

          Our ability to generate future revenues from digital out-of-home advertising sales depends largely upon our ability to secure desirable locations for the installation and operation of our large-scale out-of-home digital billboards. This, in turn, requires that we develop and maintain joint venture, strategic and/or other business relationships with property owners and developers which own the targeted locations suitable to place our digital billboards. If we are unable to maintain our existing relationships or to form new relationships with property owners and developers, our ability to install and operate digital out-of-home billboards would be negatively impacted. In turn, advertisers may not find advertising on our digital out-of-home billboards attractive and may not wish to purchase advertising time slots on our network, which would have a material negative impact on our ability to grow future revenues.

If we are unable to attract advertisers to advertise on the digital out-of-home advertising network we are building, we will be unable to generate advertising fees, which could negatively affect our ability to grow revenues.

          The fees we can charge advertisers for time slots on our digital advertising network depends on the size and quality of our digital out-of-home network and the demand by advertisers for advertising time on our network. Advertisers will choose to advertise on our digital network in part based on the size of our network and the desirability of the locations where we operate our digital out-of-home displays. If we fail to maintain or to increase the number of locations and digital displays in our network, advertisers may be unwilling to purchase time on our network which could negatively affect our ability to grow our revenues in the future.

We may be subject to government actions based on the content displayed on and the locations of the digital displays in the digital out-of-home advertising network we are building in China.

          In China, The Outdoor Advertising Registration Administrative Regulations stipulate that out-of-home advertisements in China must be registered with the local State Administration for Industry and Commerce before dissemination. Advertising distributors are required to submit a registration application form and other supporting documents for registration, including the content of the proposed out-of-home advertisement. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such Outdoor Advertising Registration Certificates for the advertisements displayed and intended to be displayed on our digital out-of-home advertising displays. However, we may be subject to government action if advertisements shown on our out-of-home network are in violation of relevant PRC advertising laws and regulations or that the advertisements broadcast on our network have not received required approval from the relevant local supervisory bodies.

          In addition, the placement and installation of digital billboards in China is subject to municipal zoning laws and governmental approvals. Our company, our subsidiaries and/or our joint venture company have obtained or are in the process of obtaining such municipal government approvals for each of our digital out-of-home advertising billboards currently installed or planned to be installed in the PRC. If our existing or future digital billboards are installed in violation of municipal zoning laws or without the required government approvals and are required to be removed, it would diminish the attractiveness of our digital out-of-home advertising network for advertisers and adversely affect our ability to sell advertising space on our network which would in turn adversely affect our ability to grow future revenues.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

          Currently, we derive a majority of our revenues from the sale of LED solutions. We expect to derive a greater proportion of future revenues from our digital out-of-home advertising business. Each of these industries in which we are active are characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new LED products and services in our markets may reduce demand for our LED products and services. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

          Our success and ability to compete depends in part on our proprietary technology incorporated in our products and solutions, such as our Multimedia and Video Show Control System used for the authoring, control and playback of content on our digital advertising billboards and LED systems. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our patents and trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brands. The measures we take to protect the proprietary technology, and other intellectual property rights, which presently are based upon a combination of patent, trademark and trade secret laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely effected.

          To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a number of other skilled personnel, including persons with experience in LED system design, creative lighting design, development of intelligent LED control software, electrical engineering and operations. Although the recent economic downturn has put our company in a more favorable recruitment position for these personnel, competition may increase as economic conditions improve, which could cause our compensation costs to increase which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

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

          Approximately 58.8% of our revenue was contributed from three customers for the nine months ended December 31, 2009. If these three or any of our customers ceased doing business with our company, we would require time to find other customers. If we lose these customers or are unable to generate recurring revenues from these customers, there would be a negative impact on our overall performance. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

          The disruptions in the financial markets and challenging economic conditions have adversely affected the world economy, and in particular, reduced spending by businesses. Our operating results in one or more segments may be affected by these uncertain or changing economic conditions and spending patterns. If our customers delay or cancel spending on digital out-of-home advertising or LED solutions, that decision could result in reductions in sales of our products and services, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial and economic markets will restore spending to previous levels. If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

          Our business is currently focused on the sale of digital out-of-home advertising and LED products and services in China. Accordingly, our business, results of operations and financial condition are affected to a significant degree by any economic, political and legal developments in China.

          Since the late 1970s, the Chinese government has been reforming its economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and the development of specialty lighting products and services in China. Any such changes would have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, adjustments in policies by the Chinese government or changes in laws and regulations on the sale of digital out-of-home advertising or LED products and services could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by our company. Any such changes or new regulations could affect our ability to develop and sell our products and therefore affect our ability to generate revenues.

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

          The value of the Renminbi is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The Renminbi is moved to a managed floating exchange rate based on market supply and demand with reference to a basket of foreign currencies. The recent global financial crisis may lead to drastic and unanticipated fluctuations in the exchange rates of Renminbi, which may affect our company through either foreign exchange gains or losses to be accounted for in the statement of operations, and which may materially affect our operating results and financial position.

New or changing government policies or regulations related to the digital out-of-home advertising or LED products and services industries in our markets may have an adverse effect on our operations and may require our company to modify our business plan.

          Our management oversees trends in our market industries by accessing available market information, including updated governmental policies and regulations related to such industries from time to time, particularly the digital out-of-home advertising industry in China. Both short and long-term changes in governmental policies or regulations affecting the digital out-of-home advertising or LED products and services industries may trigger our company to take appropriate measures to re-position our company to achieve our business plan or alter the business plan as a whole. We cannot assure that our company will be able to adapt to changing policies and regulations efficiently in order to maintain the currently anticipated level of business, results of operations or financial condition.

If LED-based hardware does not achieve greater market acceptance, prospects for our growth and profitability may be limited.

          Our company’s future success depends on increased market acceptance of LED-based hardware. Potential customers for LED-based hardware may be reluctant to adopt LED video and lighting hardware as an alternative to traditional light source technology because of its higher initial cost and relatively low light output in comparison with the most powerful traditional lighting sources, or because of perceived risks relating to LED technology’s novelty, complexity, reliability and quality, usefulness and cost-effectiveness when compared to other lighting sources available in the market. These factors could adversely affect demand for our company’s digital out-of-home advertising billboards and/or our LED systems. If acceptance of LED-based hardware does not continue to grow, opportunities to increase our revenues and operate profitably may be limited.

If advances in LED technology do not continue, we may be unable to increase our penetration of our existing markets or expand into new markets.

          Our company does not design or manufacture LEDs or individual LED modules. Our ability to continue penetrating our existing markets and to expand into new markets depends on continued advancements in the design and manufacture by others of LEDs and LED modules. In the digital out-of-home billboard advertising and high-

performance LED color lighting markets that we currently serve, we rely on continued improvements in the brightness, efficiency and initial cost of color LEDs. The continued development of LED technologies depends on other companies’ research and is out of our control. If advancements in LED technologies occur at a slower pace than we anticipate, or fail to occur at all, we may be unable to penetrate additional markets, our revenues would be significantly reduced, and our future prospects for success may be harmed.

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

Risks Related to Our Industry

The digital out-of-home advertising and LED products and services industries in the PRC may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

          The specialty lighting industry, including the provision of digital out-of-home advertising, LED lighting systems and LED screen rental services, in the PRC is highly competitive. Our products and services are targeted primarily at property owners and developers, a market in which we face increasing competition. In addition, there is an increasing trend of consolidation throughout the industry. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependant upon our ability to distinguish the quality of our products and services.

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

          Companies trading on the OTC Bulletin Board, such as us, must have a class of securities registered under Section 12 of the Exchange Act, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board, requires an issuer to be current in its filings with the Securities and Exchange Commission. Pursuant to Rule 6530(e), as it is currently in effect, if we file our reports late with the Securities and Exchange Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board twice in a two-year period for failure to file reports, then we will be ineligible for quotation on the OTC Bulletin Board. We have been late in filing a report on one occasion in the past two years: our transition report for the period ending December 31, 2009. If we are late multiple times in filing any of our annual or quarterly reports during the next two years, we may become ineligible for quotation on the OTC Bulletin Board. If our common stock becomes ineligible for quotation on the OTC Bulletin Board, it would negatively affect the market for our common stock and it may become more difficult for us to obtain additional equity financing as shares of our common stock would be less attractive to potential investors.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

          Not applicable.

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

          Our company leases storage space at Store 1, 13/F, Block I, Kingley Industrial Building, 35 Yip Kan Street, Aberdeen, Hong Kong at a monthly fixed rent of $386. The rental period is from October 9, 2009 to October 8,

2011. It serves as a storage place for our LED displays, related components, parts and tools, as well as archived corporate documents.

          Our company, through Beijing Tech Team Lishida Investment Advisory Co. Ltd. leases an office at Room 506, Block 2, Chongwen, Beijing, PRC. The 660 square feet space serves as a supporting office for our OOH advertising business activities in the PRC. The lease period is from December 9, 2009 to December 8, 2010. The monthly fixed rent is $483.

          Our company, through Tech Team Development (Zhuhai) Limited, leases an office at Unit 320, 3/F, 10 Xiangzhou Renminxilu, Zhuhai, PRC. Zhuhai, a Special Economic Zone, is located in Guangdong Province in southern China. The office serves as a supporting office for our business development activities, as well as a base for logistics and administrative functions related to our business activities in China. The lease period is from June 20, 2009 to June 30, 2011, at a monthly rent of $183.

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

ITEM 4.         RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Shares of our common stock are listed for quotation on the OTC Bulletin Board under the trading symbol “LTSC” and the CUSIP number is 53227B 101. Our shares of common stock initially began trading on the OTC Bulletin Board on April 17, 2001 under the trading symbol “GBIS”. The following table sets forth, for the periods indicated, the high and low bid prices for each quarter within the last two fiscal years ended December 31, 2009 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2009	$0.20	$0.11
September 30, 2009	0.27	0.15
June 30, 2009	0.20	0.12
March 31, 2009	0.38	0.16
December 31, 2008	0.71	0.20
September 30, 2008	1.50	0.60
June 30, 2008	2.00	1.04
March 31, 2008	1.30	0.49

          On March 31, 2010, the last reported sale price for shares of our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.15.

          As of March 31, 2010, there were 163 holders of record of shares of our common stock. As of such date, 55,876,410 shares of our common shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

          Our company did not have an equity compensation plan in place during the fiscal nine months ended December 31, 2009 or the fiscal year ended March 31, 2009 under which equity securities of our company were authorized for issuance.

Warrants and Options

          As of March 31, 2010, there were warrants to purchase up to 656,250 shares of common stock at any time on or prior to March 17, 2013 by cash exercise at an exercise price of $0.80 per share or by cashless exercise. Pursuant to the terms of such warrants, the exercise price of such warrants is subject to adjustment in the event of stock splits, combinations or the like of our common stock.

Transfer Agent and Registrar

          The transfer agent and registrar of our common stock is Pacific Stock Transfer Company with an address at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, telephone number of (702) 361-3033 and facsimile number of (702) 433-1979.

Recent Sales of Unregistered Securities

          We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal nine months ended December 31, 2009 or the fiscal year ended March 31, 2009 that were not otherwise disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

          The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this transition report on Form 10-K. Our company’s audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward-Looking Statements” and “Risk Factors” for a list of our risk factors.

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

          We are a holding company owning subsidiaries engaged in two main continuing business activities: (i) digital out-of-home advertising and (ii) light-emitting diode (“LED”) solutions. During the nine months ended December 31, 2009, approximately 20% of our revenue was derived from our digital out-of-home advertising business and 80% from our LED solutions business.

Digital Out-of-Home Advertising Business

          We design, install and operate digital out-of-home advertising billboards. We are building and expanding our digital out-of-home advertising network (i) through digital billboard installations which we complete and operate independently, and (ii) through digital display installations which we complete and operate through partnerships and/or joint ventures with major property owners and developers in Asia. We generate revenue by selling advertising space on our digital out-of-home media network to advertisers. We have established and are continuing to establish advertising sales channels for our digital out-of-home advertising network by forming strategic partnerships with advertising agencies and other media industry partners.

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

Other Business

          Through our prior 76.8% ownership of Beijing Illumination, we researched, developed, manufactured and sold lighting source products. Beijing Illumination, through its wholly-owned subsidiary Beijing Aihua, manufactures and sells HID lighting products including metal halide lamps and high-pressure sodium lamps. Pursuant to a sales and purchase agreement dated November 20, 2009 between Beijing Illumination and Zhejiang Zhong Jun, Beijing Illumination disposed of its 100% equity interest in Beijing Aihua. The disposal was completed on April 12, 2010.

Reclassification of Disposed Subsidiary and Subsidiary Held for Sale as Discontinued Operations

          A subsidiary which has been disposed of or classified as held for sale during the Transition Period is to be included in discontinued operations if it meets any of the quantitative thresholds in accordance with ASC 280 “Segment Reporting” paragraph 18-24, and ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Our disposal of Golden Cypress Limited and our pending sale of Beijing Aihua during the Transition Period each met certain of the quantitative tests and other criteria of ASC 280 and ASC 205-20. As a result, the operating results, assets and liabilities of Golden Cypress and Beijing Aihua have been reclassified as discontinued operations, with corresponding reclassification of 2008 comparative figures.

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

Advertising – Digital out-of-home advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the period in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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

ASC 605 addresses revenue recognition for long-term construction-type contracts. Since most of our company’s LED solution revenue relates to construction contracts, which by their nature are long-term, the underlying accounting principle known as matching — expenses follow revenues — would be violated if the revenue from the contract were recognized upon contract execution or sale of the services.

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

ASC 605 requires that the PC method be used in lieu of the CC method when all of the following are present: (1) reasonably reliable estimates can be made of the extent of progress toward completion, contract revenue and contract costs; (2) the construction contract specifies the parties’ rights as to the goods or services consideration to be paid and received, and the resulting terms of payment or settlement; (3) the contract purchaser has the ability and expectation to perform all contractual duties; and (4) the contract contractor has the same ability and expectation to perform all contractual obligations.

ASC 605 states, “Contract costs generally include direct costs, such as material, labor, and subcontracting costs and indirect costs identifiable with or allocable to the contracts.”

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

Contract costs include all direct material, labor, subcontracting costs and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. We generally provide a one-year warranty for workmanship under our contracts. Warranty claims historically have been inconsequential.

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

Impairment of Long-Lived Assets Other than Goodwill

          Our company reviews long-lived assets other than goodwill for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Measurement of impairment losses for long-lived assets that our company expects to hold and use is based on the estimated fair value of the assets. Therefore, future changes in our company’s strategy and other changes in our operations could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Impairment of Goodwill

          Our company performs an annual review for impairment of goodwill, or more frequently if impairment indicators arise. Goodwill is considered to be impaired if it is determined that the carrying value of the goodwill exceeds its fair value.

          Impairment test of goodwill is a two-step process. The first step involves comparing the fair values of the applicable reporting units with the respective aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test will be performed to determine the amount of the impairment loss. The second step involves comparing the implied fair value of the related reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. It is determined that our reporting units are one level below our identified operating segments because discrete financial information is available.

          Fair value is determined under an income approach, applying a discounted cash flow model. The discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period. All values are discounted to reflect the risk factor and related uncertainty inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.

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

          We are building a digital out-of-home advertising network in the PRC, Hong Kong and other areas of Asia. We are also engaged in the LED solutions business, which includes the design, supply and building of LED systems, OEM and licensing of our proprietary intelligent lighting control software, and rental of LED hardware. Our current business strategy is focused on (i) building and expanding our digital out-of-home advertising network through installations we complete and operate independently, through existing partnerships, and by establishing new partnerships with major property owners and developers in Asia, (ii) establishing advertising sales channels for our digital out-of-home advertising network by forming strategic partnerships with advertising agencies and other media industry partners and (iii) growing sales from our LED solutions business, primarily our LED systems segment, through design, supply and build contracts with high-end real estate developments in China, Hong Kong and Macau. The future performance of these specific business segments may materially affect the future performance of our company.

          In September 2009, our board of directors authorized management to begin the process to sell all the rights and assets of our lighting source products business, namely Beijing Aihua. Our company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize our financial and human resources by focusing on our digital out-of-home advertising and LED solutions businesses which we consider to have more promising potential for revenue and margin growth. As of September 30, 2009, we classified these assets as assets held for sale and included the results of the lighting source products business in discontinued operations. On November 20, 2009, Beijing Illumination entered into a Sale and Purchase Agreement with Zhejiang Zhong Jun Investment Management Co. Limited (“Zhejiang Zhong Jun”). Pursuant to the terms and conditions of the Sale and Purchase Agreement, Beijing Illumination agreed to sell its 100% ownership of the registered share capital of Beijing Aihua to Zhejiang Zhong Jun in consideration for payments totaling RMB7,800,000 (approximately US$1,141,352). Of this amount, a cash deposit of RMB1,500,000 (approximately US$219,491) was paid by Zhejiang Zhong Jun to Beijing Illumination on November 20, 2009. The remaining RMB6,300,000 (approximately US$921,861) was paid in full by Zhejiang Zhong Jun to Beijing Illumination in cash in March 2010. The Sale and Purchase Agreement closed on April 12, 2010.

          Challenging economic conditions may adversely affect our business. Firstly, we may require outside capital over the near-term to fund our capital needs. Recent disruptions in financial markets have reduced the general availability of both equity capital and debt financing. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies or withstand adverse operating results. Secondly, challenging economic conditions have reduced spending by businesses. Our operating results in one or more segments may be adversely affected by these slowing economic conditions and spending patterns. If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition. Lastly, in times of economic slowdown, the number of our customers who default on payments owed to us may increase. We could experience longer payment cycles, increased collection costs and higher bad debt expenses.

Change in Fiscal Year and Comparative Financial Information

          In December 2009, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2009 and resulted in a nine month reporting period from April 1, 2009 to December 31, 2009. As a result, this Form 10-K is a transition report and includes financial information for the transition period from April 1, 2009 through December 31, 2009 (the “Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the calendar year January 1 to December 31.

          The comparative financial information provided for the nine months ended December 31, 2008 is unaudited, since it represented an interim period of the fiscal year ended March 31, 2009. The unaudited financial information for the nine months ended December 31, 2008 includes all normal recurring adjustments necessary for the fair statement of the results for that period.

Summary of Key Results

          Total net revenue from continuing operations for the nine months ended December 31, 2009 was $3,609,888, which represents a 62% increase from the total net revenue from continuing operations of $2,221,635 for the nine months ended December 31, 2008.

          Net loss from continuing operations for the nine months ended December 31, 2009 was $2,700,478 compared to a net loss of $1,955,094 for the nine months ended December 31, 2008.

          Net loss from discontinued operations for the nine months ended December 31, 2009 was $8,699,702 compared to a net loss of $881,268 for the nine months ended December 31, 2008.

          Basic and fully diluted loss per share from continuing operations attributable to Lightscape Technologies Inc. common shareholders for the nine months ended December 31, 2009 was $0.05 compared to a basic and fully diluted loss per share from continuing operations of $0.03 for the nine months ended December 31, 2008.

Results of Operations

Comparison of Fiscal Nine Months Ended December 31, 2009 and December 31, 2008

Net Loss

          Our net loss from continuing operations attributable to Lightscape Technologies Inc. common shareholders for the nine months ended December 31, 2009 was $2,700,478, or $0.05 per basic and fully diluted share, compared to a net loss of $1,955,094, or $0.03 per basic and fully diluted share, for the nine months ended December 31, 2008. The increase in net loss from continuing operations is primarily attributable to a $502,197 increase in bad debts expense and a $464,456 increase in selling and marketing expenses.

          Our net loss from discontinued operations attributable to Lightscape Technologies Inc. common shareholders for the nine months ended December 31, 2009 was $0.15 per basic and fully diluted share, compared to a net loss of $0.02 per basic and fully diluted share, for the nine months ended December 31, 2008. The increase in net loss from discontinued operations is primarily attributable to the discontinuation of our lighting source products business during the nine months ended December 31, 2009. This resulted in a loss from these discontinued operations during the nine months ended December 31, 2009 attributable to our company of $7,713,151, stemming from a shortfall of the disposal consideration received as compared to the net asset value of the subsidiary as of the date of disposal.

Revenues and Cost of Revenues

          Total net revenue from continuing operations for the nine months ended December 31, 2009 was $3,609,888, which represents a 62% increase from the total net revenue from continuing operations of $2,221,635 for the nine months ended December 31, 2008. The increase in net revenues is attributable to new sales from our digital out-of-home advertising business and an increase in sales from our LED solutions business.

          Specifically, revenue related to our digital out-of-home advertising business was $707,776 for the nine months ended December 31, 2009 as compared to $nil during the nine months ended December 31, 2008. The gross profit margin on our digital out-of-home advertising business was 71% for the nine months ended December 31, 2009. Our digital out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we ramp up several key digital billboard installations which were completed during the nine months ended December 31, 2009 and are expected to begin generating advertising revenue in the near future. Our company has formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our digital out-of-home network. Both of these partnerships are actively promoting out-of-home advertising on our network. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on the digital advertising network.

          Revenue related to our LED solutions business increased to $2,818,156 for the nine months ended December 31, 2009 from $2,195,607 during the nine months ended December 31, 2008, or an increase of 28%. The increase in revenues was due primarily to the completion of LED solutions contracts with larger average contract sums during the nine months ended December 31, 2009 as compared to a similar number of contracts but with relatively smaller contract sums completed during the nine months ended December 31, 2008. The gross profit margin on our LED solutions business was 18% for the nine months ended December 31, 2009 compared to 34% for the nine months ended December 31, 2008. The major reason for the decrease in gross profit margin was that we offered incentive pricing on LED solutions contracts to two leading property operators in Hong Kong. These clients were first time customers of our company, and our management believes that the discount offered on these LED solutions contracts will serve as an incentive to generate new out-of-home advertising contracts with the same clients in the future. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be completed in the near future.

          Total cost of revenues for the nine months ended December 31, 2009 was $2,763,695, which represents an increase of 90% as compared to total cost of revenues of $1,455,651 for the nine months ended December 31, 2008. The increase in the total cost of revenues during the nine months ended December 31, 2009 was due primarily to the corresponding 62% increase in overall sales revenues, as well as the effect of the incentive pricing offered to two customers on LED solutions contracts while project costs on those contracts remained at normal levels. Our overall gross profit margin was 23% for the nine months ended December 31, 2009 as compared to 34% for the nine months ended December 31, 2008.

Operating Expenses

          Operating expenses from continuing operations for the nine months ended December 31, 2009 were $3,538,415, which represents a 30% increase in operating expenses from $2,727,935 for the nine months ended December 31, 2008. Selling and marketing expenses, general and administrative expenses, and bad debts constitute the main components of our operating expenses.

          Selling and marketing expenses for the nine months ended December 31, 2009 increased approximately 168% to $740,575 from $276,119 for the nine months ended December 31, 2008. The increase corresponds to the 62% increase in total net revenues, but was also due to one-time advertising campaign expenses of $266,211 and sales network set up costs of $77,121 related to the launch of our out-of-home advertising network which began generating its first revenue during the nine months ended December 31, 2009. Our company anticipates that selling and marketing expenses will remain steady or decrease slightly in the future as the one-time expenses are not expected to be recurring. Also, as we further expand our core digital out-of-home advertising and LED solutions businesses, any increases in selling and marketing expenses are expected to be limited as a result of a company-wide cost-cutting initiative implemented throughout 2009 and into 2010.

          General and administrative expenses decreased by 2% during the nine months ended December 31, 2009 to $2,060,030 from $2,106,145 for the nine months ended December 31, 2008. The decrease was mainly due to a $102,479 decrease in amortization expenses during the nine months ended December 31, 2009 compared to December 31, 2008. Our company anticipates that general and administrative costs will remain steady or increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to continue to be limited as a result of a company-wide cost-cutting initiative.

          Bad debts expenses for the nine months ended December 31, 2009 increased to $502,197 from $nil for the nine months ended December 31, 2008. Bad debts resulted mainly from a $379,861 write off of a trade receivable within our LED solutions business which management deems irrecoverable and a one-time occurrence.

Income Taxes

          We received income tax credits of $nil during the nine months ended December 31, 2009 compared to $206,977 for the nine months ended December 31, 2008. These tax credits were related primarily to our operations in Macau and arose as a result of the finalization of a Complementary Income Tax assessment as issued by the Macao Finance Service Bureau for the 2007 assessment year, under which $nil tax is payable as the assessable profits were below the statutory allowance level.

Liquidity and Capital Resources

          Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

          As of December 31, 2009, our company had an overall net working capital surplus of $1,286,027 compared to a surplus of $13,949,011 as of March 31, 2009, representing a decrease in working capital of $12,662,984. As of December 31, 2009, our company had a net working capital surplus from continuing operations of $1,361,336 compared to a surplus of $2,684,133 as of March 31, 2009, representing a decrease in working capital of $1,322,797. The cash and cash equivalents of our company attributable to continuing operations decreased to $209,508 as at December 31, 2009 as compared to $342,729 as of March 31, 2009. Cash attributable to discontinued operations totalled $nil as of December 31, 2009 and $47,470 as of March 31, 2009.

Cash Flow Related to Operating Activities

          Continuing operating activities generated cash of $388,272 for the nine months ended December 31, 2009 as compared to continuing operating activities using cash of $3,610,280 for the nine months ended December 31, 2008. The increase in cash generated by continuing operating activities was mainly due to the $996,472 increase in the operating liability “Billings in excess of costs and estimated earnings on uncompleted contracts” which represents amounts billed on our LED solutions contracts in excess of revenues recognized. The increasing total signifies that we collected an increasing number of deposits before paying related project costs. During the nine months ended December 31, 2009, we improved our operational cash flow by synchronizing our payment of costs and receipt of revenue by collecting more project deposits before paying related project costs. A $614,004 increase in trade payables also contributed significantly to the increase in cash generated by continuing operating activities as we took advantage of extended credit term limits from certain suppliers. A $399,041 net decrease in prepaid expenses and other current assets also enhanced our operational cash flow from continuing activities as we curtailed making deposits and prepaying expenses where possible. Discontinued operating activities used cash of $251,186 during the nine months ended December 31, 2009 as compared to discontinued operating activities using cash of $959,286 during the nine months ended December 31, 2008.

Cash Flow Related to Investing Activities

          Net cash used in investing activities of continuing operations amounted to $734,072 during the nine months ended December 31, 2009 as compared to investing activities of continuing operations using cash of $127,633 during the nine months ended December 31, 2008. The increase in cash used in investing activities of continuing operations is attributable primarily to our company’s purchase of digital out-of-home advertising displays which increased to $325,216 for the nine months ended December 31, 2009 from $nil for the nine months ended December 31, 2008. Net cash used in investing activities of discontinued operations was $45,428 during the nine months ended December 31, 2009 as compared to investing activities of discontinued operations using cash of $400,543 during the nine months ended December 31, 2008.

          Our company incurred capital expenditures of $952,298 during the nine months ended December 31, 2009 and $148,817 for the nine months ended December 31, 2008. The increase in capital expenditures for the nine months ended December 31, 2009 as compared to December 31, 2008 was mainly attributable to the $325,216 increase in purchases of digital out-of-home advertising equipment. We plan to install additional large-sized LED displays during the second half of 2010, including but not limited to New World Department Store China Ltd. department stores in Wuhan and Changsha, China. We estimate total capital expenditures for these LED screens to be approximately $1,092,545, in the form of cash and/or utilization of our company’s LED screen inventory.

Cash Flow Related to Financing Activities

          Financing activities of continuing operations generated cash of $205,232 for the nine months ended December 31, 2009 as compared to financing activities of continuing operations generating cash of $779,820 for the nine months ended December 31, 2008. The decrease in net cash flow generated by financing activities of continuing operations was mainly due to the $507,896 repayment of bank loans and the $247,932 repayment of an advance from a director of our company during the nine months ended December 31, 2009 compared to no such repayments during the nine months ended December 31, 2008. Financing activities of discontinued operations generated cash of $256,103 during the nine months ended December 31, 2009 as compared to financing activities of discontinued operations using cash of $23,003 for the nine months ended December 31, 2008.

          During the nine months ended December 31, 2009, our company, through Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an instalment loan of $771,208 (HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly instalments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5.25%, from May 12,

2009 to April 12, 2010. The instalment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of our company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC. As of December 31, 2009, eight out of twelve instalments have been repaid to DBS Bank on the respective monthly due dates. As of the date of this Form 10-K filing, eleven out of twelve instalments have been repaid to DBS Bank.

          Management believes that additional cash may need to be raised in the next twelve months to finance our existing operations and expansion of our digital out-of-home advertising and LED solutions businesses since we have not yet achieved sustainable positive cash flows. However, management also expects to generate positive cash flow in the coming twelve months from the completion of projects which may substantially, if not fully, meet the cash needs of our company during the next twelve months. Management may consider outside capital over the near-term, including the next twelve months, if required to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We are exploring possible bank financing opportunities, mainly in the form of accounts payable financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following consolidated financial statements pertaining to our company are filed as part of this transition report on Form 10-K:

          Audited consolidated financial statements for the fiscal nine months ended December 31, 2009 and the fiscal year ended March 31, 2009:

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED MARCH 31, 2009
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lightscape Technologies Inc.

We have audited the accompanying consolidated balance sheets of Lightscape Technologies Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and March 31, 2009 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and comprehensive loss, and cash flows for the nine months ended December 31, 2009 and the year ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightscape Technologies Inc. and Subsidiaries as of December 31, 2009 and March 31, 2009 and the results of their operations and their cash flows for the nine months ended December 31, 2009 and the year ended March 31, 2009 in conformity with United States generally accepted accounting principles.

/s/ MSPC
Certified Public Accountants and Advisors, A Professional Corporation.

New York, New York
April 19, 2010

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	December 31,	March 31,
	2009	2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	209,508	342,729
Accounts receivable, net of allowance for doubtful accounts of $876,848 on December 31, 2009 and $415,383 on March 31, 2009	905,816	1,213,334
Costs and estimated earnings in excess of billings on uncompleted contracts	652,770	673,312
Prepaid expenses	473,028	344,751
Rental, utility and other deposits	125,129	358,466
Other current assets	54,779	338,399
Other receivables – disposal consideration of subsidiaries	2,036,550	-
Inventories – LED	1,072,150	1,264,975
Current assets of discontinued operations (see Note 12(d))	125,648	12,435,386

Total current assets	5,655,378	16,971,352

Intangible assets, net	453,528	82,431
Goodwill	776,378	776,378
Plant and equipment, net	270,478	279,738
Out-of-home advertising equipment, net	2,130,002	1,824,421
Construction in progress – Out-of-home advertising equipment	351,482	266,250
Deferred cost	86,317	111,132
Accounts receivable, due after one year and net of allowance for doubtful accounts of $nil on December 31, 2009 and $145,871 on March 31, 2009	-	200,889
Prepaid expenses and other current assets – due after one year	-	8,610
Net investment in sales-type leases of discontinued operations	-	36,359

	4,068,185	3,586,208

TOTAL ASSETS	9,723,563	20,557,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	263,313	-
Secured loan	192,802	-
Trade payables	888,394	358,938
Billings in excess of cost and estimated earnings	996,472	-
Amount due to a director	497,569	745,501
Accrued expenses	1,272,747	644,091
Other current liabilities	45,297	103,303
Obligations under capital leases – current portion	11,800	-
Current liabilities of discontinued operations (see Note 12(d))	200,957	1,170,508

Total current liabilities	4,369,351	3,022,341

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	December 31,	March 31,
	2009	2009
	$	$

Non-current liabilities:
Obligations under capital leases – non-current portion	44,249	-

Total non-current liabilities	44,249	-

Total liabilities	4, 413,600	3,022,341

COMMITMENTS (see Note 14)

Shareholders’ equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at December 31, 2009 and March 31, 2009	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants	344,673	344,673
Other reserves	-	28,944
Accumulated other comprehensive income	281,222	1,077,354
Accumulated deficit	(29,512,516)	(19,219,220)
Total shareholders’ equity	5,309,963	16,428,335
Noncontrolling interest	-	1,106,884
Total Equity	5,309,963	17,535,219

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	9,723,563	20,557,560

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Expressed in US dollars (except for number of common shares)

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$
Revenues:
Advertising revenue	707,776	-	-
LED solutions revenue	2,818,156	2,195,607	2,932,772
Other revenue	83,956	26,028	28,619

Total net revenues	3,609,888	2,221,635	2,961,391

Cost of revenues:
Cost of sales of Advertising revenue (i)	207,576	-	13,577
Cost of sales of LED solutions revenue	2,312,638	1,455,084	1,638,416
Costs of Other revenue	243,481	567	-

Total cost of revenues	2,763,695	1,455,651	1,651,993

Gross profit	846,193	765,984	1,309,398

Bad debts	(502,197)	-	(798,458)
Amortization	(77,301)	(179,780)	(241,585)
Depreciation	(121,783)	(100,277)	(126,687)
Loss on disposal of property, plant and equipment	(36,529)	(65,614)	(63,101)
Selling and marketing expenses	(740,575)	(276,119)	(399,353)
General and administrative expenses	(2,060,030)	(2,106,145)	(2,977,055)

Loss from operations	(2,692,222)	(1,961,951)	(3,296,841)
Interest expense, net of interest income	(65,503)	(16,733)	(16,624)
Other income	57,247	23,590	66,269

Loss from continuing operations before income tax	(2,700,478)	(1,955,094)	(3,247,196)
Income tax (provision) refund	-	206,977	234,920

Loss from continuing operations, net of tax	(2,700,478)	(1,748,117)	(3,012,276)

Discontinued operations, net of tax
Net (loss) from discontinued operations, net of income taxes	(1,040,723)	(881,268)	(1,885,791)
Gain on disposal of discontinued component	54,172	-	-
Loss on disposal of a subsidiary	(7,713,151)	-	-

Loss from discontinued operations, net of tax	(8,699,702)	(881,268)	(1,885,791)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (continued)
Expressed in US dollars (except for number of common shares)

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$

Net loss	(11,400,180)	(2,629,385)	(4,898,067)
Less: net loss attributable to the noncontrolling interest	1,106,884	108,164	314,817

Net loss attributable to Lightscape Technologies Inc.	(10,293,296)	(2,521,221)	(4,583,250)
Other comprehensive income:
Foreign currency translation adjustment arising during the period	54,841	(12,564)	(5,088)
Comprehensive loss	(10,238,455)	(2,533,785)	(4,588,338)

Loss per share
- Basic and diluted
Loss from continuing operations attributable to Lightscape Technologies Inc. common shareholders	(0.05)	(0.03)	(0.05)
Loss from discontinued operations attributable to Lightscape Technologies Inc. common shareholders	(0.15)	(0.02)	(0.03)
Total	(0.20)	(0.05)	(0.08)

Weighted average number of common shares outstanding -Basic and diluted	55,876,410	55,876,410	55,876,410

(i) Includes depreciation of plant and equipment and amortization of intangible assets of $130,483 and $7,589, respectively, for the nine months ended December 31, 2009, $13,320 and $nil, respectively, for the year ended March 31, 2009, and $nil and $nil respectively for the nine months ended December 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
LOSS
Expressed in US dollars (except for number of common shares)

						Total Accumulated Other Comprehensive Income And
	Common Shares					Accumulated Deficit

						Accumulated		Total
						Other		Accumulated
						Comprehensive		Comprehensive
						Income - Foreign		(Loss) Income
			Common	Additional		Currency		And	Noncontroll-
			Stock	Paid-In	Other	Translation	Accumulated	Accumulated	ing interest
	Number	Amount	Warrants	Capital	Reserves	Adjustment	Deficit	Deficit		Total

Balance at March 31, 2008	55,876,410	55,876	344,673	34,140,708	28,944	1,082,442	(14,635,970)	(13,553,528)	1,421,702	22,438,375

Foreign currency translation adjustment	-	-	-	-	-	(5,088)	-	(5,088)	-	(5,088)
Net loss	-	-	-	-	-	-	(4,583,250)	(4,583,250)	-	(4,583,250)
Noncontrolling interest	-	-	-	-	-	-	-	-	(314,818)	(314,818)

Balance at March 31, 2009	55,876,410	55,876	344,673	34,140,708	28,944	1,077,354	(19,219,220)	(18,141,866)	1,106,884	17,535,219

Foreign currency translation adjustment	-	-	-	-	-	54,841	-	54,841	-	54,841
Adjustment to foreign currency translation adjustment upon disposal of subsidiaries	-	-	-	-	-	(850,973)	-	(850,973)	-	(850,973)
Adjustment to other reserves upon disposal of subsidiaries	-	-	-	-	(28,944)	-	-	-	-	(28,944)
Net loss	-	-	-	-	-	-	(10,293,296)	(10,293,296)	-	(10,293,296)
Noncontrolling interest share of discontinued operations loss	-	-	-	-	-	-	-	-	(1,106,884)	(1,106,884)

Balance at December 31, 2009	55,876,410	55,876	344,673	34,140,708	-	281,222	(29,512,516)	(29,231,294)	-	5,309,963

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in US dollars

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$
Cash flows from operating activities:
Net loss	(10,293,296)	(2,521,221)	(4,583,250)
Less: Net loss from discontinued operations, net of income taxes	(8,699,702)	(881,268)	(1,885,791)

Adjustment to reconcile net loss from continuing operations to net cash (used in) continuing operating activities:
Noncontrolling interest	(1,106,884)	(108,164)	(314,817)
Amortization of intangible assets	84,890	179,780	241,585
Cost of sales – amortization of deferred cost	47,920	-	-
Depreciation expense	252,266	100,277	126,687
Bad debts expense	502,198	-	798,458
Loss on disposal of property, plant and equipment	36,528	65,614	63,101
Income tax reversal	-	-	(234,921)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	116,160	721,112	965,857
Costs and estimated earnings in excess of billings on uncompleted contracts	20,543	501,418	(34,278)
Prepayment and other current assets	-	(2,137,045)	-
Prepaid expenses	(71,527)	-	85,798
Rental and other deposits	231,793	-	-
Other current assets	238,775	-	9,629
Inventories	-	-	2,438
Inventories - LED	-	759,446	-
Net investment in sales-type leases of discontinued operations	(4,489)	-	-
Increase (decrease) in operating liabilities:		(1,120,553)
Trade payables	614,004	-	(1,530,315)
Billings in excess of costs and estimated earnings on uncompleted contracts	996,472	-	-
Accrued expenses and other current liabilities	-	(562,964)	-
Accrued expenses	(192,567)	-	349,262
Other current liabilities	215,785	-	(149,460)
Income tax payable	-	(369,248)	(1,308)

Net cash provided by (used in) continuing operating activities	388,272	(3,610,280)	(2,319,743)
Net cash provided by (used in) discontinued operating activities:
Net loss from discontinued operations, net of income taxes	(8,699,702)	(881,268)	(1,885,791)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations	8,672,408	767,864	1,575,324
Net changes in operating assets and liabilities	(223,892)	1,072,690	225,057
Net cash (used in) discontinued operating activities	(251,186)	959,286	(85,410)
Net cash provided by (used in) operating activities	137,086	(2,650,994)	(2,405,153)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Expressed in US dollars

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December	December 31,	March 31,
	31,	2008	2009
	2009	(Unaudited)
	$	$	$

Cash flows from investing activities:
Purchase of plant and equipment	(50,244)	(139,088)	(639,868)
Purchase of out-of-home advertising equipment	(325,216)	-	(989,884)
Purchase of intangible asset	(455,987)	(9,729)	(9,730)
Purchase of a subsidiary	-	21,184	21,184
Disposal of a subsidiary	218,226	-	-
Addition to construction in progress	(97,747)	-	(178,406)
Addition to deferred cost	(23,104)	-	-

Net cash (used in) investing activities of continuing operations	(734,072)	(127,633)	(1,796,704)
Net cash provided by (used in) investing activities of discontinued operations	(45,428)	(400,543)	8,542
Net cash (used in) investing activities	(779,500)	(528,176)	(1,788,162)

Cash flows from financing activities:
Inception of bank loan	771,208	-	-
Repayment of bank loans	(507,896)	-	-
Inception of secured loan	257,069	-	-
Repayment of secured loan	(64,267)	-	-
Proceeds from short-term borrowings	-	400,896	400,896
Repayment of short-term borrowings	-	(400,896)	(400,896)
Repayment of capital lease obligations	(2,950)	(1,035)	(1,035)
Advance from (repayment to) a director	(247,932)	771,208	745,503
Advance from a director of a subsidiary	-	9,647	-

Net cash provided by financing activities of continuing operations	205,232	779,820	744,468
Net cash provided by financing activities of discontinued operations	256,103	(23,003)	14,675
Net cash provided by financing activities	461,335	756,817	759,143

Effect of foreign exchange rate changes	388	1,539	(154,128)

Net decrease in cash and cash equivalents	(180,691)	(2,420,815)	(3,588,300)
Cash and cash equivalents at beginning of the period	390,199	3,978,499	3,978,499

Cash and cash equivalents at end of the period (a)	209,508	1,557,685	390,199

Supplemental disclosure of cash flows information
Interest expense paid	65,689	22,980	17,104

Noncash investing and financing transactions: for the nine months ended December 31, 2009, the Company entered into a capital lease totalling $58,997 for a car.

(a) Includes $Nil of cash that is included on the balance sheet with Current assets from discontinued operations as of December 31, 2009, $47,470 as of March 31, 2009 and $549,948 as of December 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape” or the “Company”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (the “Group”) is principally engaged in three business activities: (i) digital out-of-home (“OOH”) advertising, (ii) light-emitting diode (“LED”) solutions, and (iii) others including lighting source products. However, before the end of the fiscal nine months ended December 31, 2009, the Company decided to exit the lighting source products business, details of which are disclosed in Note 12.

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

The accompanying audited consolidated financial statements as of December 31, 2009 and March 31, 2009 and for the nine months ended December 31, 2009 and year ended March 31, 2009 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-K and Regulation S-X applicable to smaller reporting companies.

In December 2009, the board of directors of the Company approved a change in the Company’s fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2009 and resulted in a nine month reporting period from April 1, 2009 to December 31, 2009. The consolidated statements of operations and cash flows are presented with comparative information for the nine months ended December 31, 2008. The financial information provided for the nine months ended December 31, 2008 is unaudited, since it represented an interim period of the fiscal year ended March 31, 2009. The unaudited financial information for the nine months ended December 31, 2008 includes all normal recurring adjustments necessary for the fair statement of the results for that period.

Certain of the December 31, 2008 and March 31, 2009 comparative figures have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows. (See Note 12.)

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

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009 and March 31, 2009, the allowance for doubtful accounts was approximately $876,848 and $415,383, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out basis. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and the Company’s assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. This may reduce the results of operations of the Company. All of the inventory at December 31, 2009 and March 31, 2009 consists of finished goods.

Goodwill

The Company accounts for acquisitions of business in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”, which results in the recognition of goodwill when the purchase price exceeds the fair value of net assets acquired. Goodwill is not subject to amortization but will be subject to at least an annual evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss.

Intangible Assets

The Company acquired certain intangible assets through the acquisition of subsidiaries. These intangible assets are comprised of trademarks, customer lists and relationships, unfulfilled purchase orders, completed technology for the production of Aihua Ultra-High Pressure Mercury (“AHP”) lamps and High Intensity Discharge (“HID”) lamps, a customer base and a distributor base. The acquired trademarks were determined to have indefinite useful lives which are not subject to amortization, unless and until the useful lives are determined to no longer be indefinite. Virtually all of these intangible assets were disposed of as part of the sale of Beijing Aihua New Enterprise Lighting Appliance Co. Limited (“Beijing Aihua”). (See Note 12).

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

Software and licenses are recognized as intangible assets at cost less accumulated amortization. These assets are generally amortized over three to five years.

Impairment of Long-Lived Assets Other than Goodwill

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

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

Advertising – digital Out-of-Home advertising revenue from advertising services, net of agency rebates and commissions, is recognized ratably over the period in which the advertisement is displayed. Prepayments for the advertising services are deferred and recognized as revenue when the advertising services are rendered.

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

Contract costs include all direct material, direct labor, subcontracting costs and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated. The Company generally provides a one-year warranty for workmanship under its contracts. Warranty claims historically have been inconsequential.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

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

ASC 740 prescribes a two-step process for valuation of a tax position. Step one is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. Step two is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

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

The adoption of ASC 820 did not have a material impact on our fair value measurements as the Company does not have any balance sheet components deemed financial assets, and we do not have any nonfinancial assets or liabilities of our continuing operations that have been marked to fair value, however our financial statements in the future may be impacted by this standard.

Recent Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standard Update regarding implementation issues connected with accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance in relation to accounting for decreases in the ownership of a subsidiary. It specifically excludes in-substance real estate or conveyances of oil and gas mineral rights from the scope. In addition, the new guidance expands the disclosure requirement for a business combination in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 15, 2009 and must be applied retrospectively to the first period of which an entity adopted the new guidance relating to noncontrolling interests. The management does not expect adoption of this new guidance will have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB amended the existing fair value measurements and disclosure standard and provided guidance on increased disclosure on assets and liabilities as transferred between levels of the fair value hierarchy. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward, which becomes effective for fiscal years beginning after December 15, 2010. The management does not expect adoption of this new guidance will have any impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued guidance which clarifies and improves financial reporting by entities involved with variable interest entities. The new guidance is effective for interim and annual reporting beginning after November 15, 2009. The management does not expect adoption of this new guidance will have a material impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB issued standards on accounting for transfers of financial assets. The new standards clarify the information an entity must provide in its financial statements regarding transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. The new standards are effective as of the beginning of the annual period beginning after November 15, 2009. The management does not expect

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

adoption of this standard will have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative GAAP recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”); therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. Adoption is reflected in these financial statements. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	December 31,	March 31,
	2009	2009
	$	$
Cumulative costs incurred on uncompleted contracts	2,995,213	761,574
Cumulative estimated earnings to date	617,088	377,420
	3,612,301	1,138,994
Less: Billings to date	2,959,531	465,681
	652,770	673,313

NOTE 4. BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts are summarized as follows:

	December 31,	March 31,
	2009	2009
	$	$
Billings to date	1,409,716	-

Cumulative costs incurred on uncompleted contracts	298,599	-
Cumulative estimated earnings to date	114,645	-
	413,244	-
	996,472	-

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2009	2009
Presented in current assets:	$	$
Prepaid expenses
Prepaid expenses - others	439,791	293,460
Trade deposits	33,237	51,291
	473,028	344,751
Other current assets
Other receivables	10,173	293,794
Contract surety bond refundable deposit	44,605	44,605
	54,779	338,399

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	March 31,
	2009	2009
Presented in non-current assets:	$	$
Software and license
Cost
Balance - opening	458,005	641,077
Addition	455,987	(9,730)
Written off	-	(173,342)
Balance - closing	913,992	458,005
Accumulated amortization	(460,464)	(375,574)
Software and license, net	453,528	82,431

Amortization for the nine months ended December 31, 2009 and the year ended March 31, 2009 was $84,890 and $241,585, respectively.

Estimated amortization for the next 5 years is as follows:

$
For the year end December 31,
2011	179,473
2012	151,996
2013	122,059
2014	-
2015	-
453,528

NOTE 7. OUT-OF-HOME ADVERTISING EQUIPMENT, NET

OOH advertising equipment consists of the following:

	December 31,	March 31,
	2009	2009
	$	$
OOH advertising LED display	2,271,234	1,837,741
OOH advertising visual, audio and related equipment	-	-
Total	2,271,234	1,837,741
Less: Accumulated depreciation	(141,232)	(13,320)
OOH advertising equipment, net	2,130,002	1,824,421

NOTE 8. CONSTRUCTION IN PROGRESS - OUT-OF-HOME ADVERTISING EQUIPMENT

OOH construction in progress consists of the following:

	December 31,	March 31,
	2009	2009
	$	$
Cost incurred related to construction of OOH advertising
LED displays in China	351,482	266,250

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 9. OBLIGATIONS UNDER CAPITAL LEASES

	December 31,	March 31,
	2009	2009
	$	$

Total minimum lease payments, exclusive of related interest of $8,968	56,049	-
Less: Current portion of obligations under capital leases	11,800	-
Long-term portion of obligations under capital leases	44,249	-

The following is a summary of future minimum lease payments under capital leases as of December 31, 2009:

Twelve months ending December 31,	$
2010	11,800
2011	11,800
2012	11,800
2013	11,800
2014	8,849
56,049

The Company entered into capital lease arrangements for leasing a motor vehicle used in its operations. The lease is for a term of five years. For the nine months ended December 31, 2009, the capital lease arrangement was on an interest bearing basis. The lease is on a fixed repayment basis and requires no contingent rental payments. The interest expense incurred on this capital lease was $472 and $nil for the nine months ended December 31, 2009 and for the year ended March 31, 2009, respectively.

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

NOTE 11. INCOME TAX

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 11. INCOME TAX (continued)

The Company establishes a valuation allowance based upon the potential likelihood of realization of the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws local tax laws of its overseas subsidiaries.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy to which we are subject, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

Since there is a net operating loss, no income tax is provided for the nine months ended December 31, 2009, while a tax credit was recorded for the year ended March 31, 2009 upon issuance of a tax assessment confirming no income tax for the previous year in Lightscape Technologies (Macau) Limited, our Macau subsidiary.

Income tax expense for the year ended December 31, 2009 represents the provision for income tax of the subsidiaries operating in Hong Kong, Macau and Mainland PRC which were calculated at the applicable tax rate.

A reconciliation of the provision for income taxes from continuing operations determined at the US statutory corporate income tax rate to the Company’s effective income tax rate is as follows:

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 11. INCOME TAX (continued)

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2009	2009
	$	$

(Loss) before income tax	(2,700,478)	(3,247,196)
US statutory corporate income tax rate	34%	34%
Income tax (benefit) computed at United States statutory corporate income tax rate	(918,163)	(1,104,047)
Reconciling items:
Rate differential for Hong Kong earnings	423,712	314,573
Rate differential for Macau earnings	516,049	-
Rate differential for PRC earnings	335	252
Rate differential for Singapore earnings	-	-
Tax effect of expenses not deductible for tax purposes	675,303	715,380
Tax effect of income not taxable for tax purposes	(1,012,503)	(238,900)
Others	(20,920)	(198,616)
Expiry of net operating loss	381,919	-
Change in valuation allowance	(45,732)	276,437

Income tax refund (expense)	-	(234,921)

Deferred income taxes arose from the following:

	December 31,	March 31,
	2009	2009
	$	$
Deferred tax assets
- tax losses	2,373,100	2,313,842
- valuation allowance	(2,013,544)	(2,059,276)

Net deferred tax assets	359,556	254,566

Deferred tax liabilities
- Tax depreciation allowance in excess of book depreciation and amortization	(359,556)	(254,566)

Net deferred tax	-	-

For the operating loss carry forwards of approximately $11,685,527 as of December 31, 2009, $211,696, $206,184, $1,048,945, $737,739 and $444,494 will expire in 2010, 2011, 2012, 2013 and 2014, respectively, and the remainder of $9,036,467 will be carried forward indefinitely.

As at December 31, 2009, the Company had accumulated net operating loss carryforwards for Hong Kong income tax purposes of approximately $8,625,053 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. Accordingly, management has adjusted the valuation allowance during the transition period ended December 31, 2009 to reduce the deferred tax asset associated with the net operating loss carryforwards to $Nil at December 31, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

Additionally, as of December 31, 2009, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $924. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has adjusted valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at December 31, 2009. These tax losses yield deferred tax assets of approximately $231 as of December 31, 2009.

The components of profit (loss) before income tax and noncontrolling interests are as follows:

	Nine Months
	Ended	Year Ended
	December 31,	March 31,
	2009	2009
	$	$
Hong Kong	(593,328)	(1,123,538)
Macau	(411,416)	(580,767)
Singapore	-	349
United States	(1,086,244)	(1,910,208)
Mainland, the PRC	(3,728)	(2,804)
Tax exempt countries, including BVI and Cayman Islands	(605,762)	369,772
	(2,700,478)	(3,247,196)

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

  No provision for PRC income tax has been made as Tech Team Development (Zhuhai) Limited (“TT (Zhuhai)”) had no assessable profits earned during the nine months and the year ended December 31, 2009 and March 31, 2009 respectively. Preferential tax treatment has been agreed with the relevant tax authorities and TT(Zhuhai) is exempted from PRC income tax in the first two profitable years and is subject to half of the standard statutory tax rate of 15% in the subsequent three years. However, as TT (Zhuhai) derived no taxable profits since its commencement of operations, this preferential tax treatment has expired and it is required to pay a tax rate of 25% from January 1, 2008 onward.

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 11. INCOME TAX (continued)

Income tax expense (credit) for the nine months and the year ended December 31, 2009 and March 31, 2009 respectively, represents the provision for income tax in the following jurisdictions:

	Nine
	Months	Year
	Ended	Ended
	December	March
	31,	31,
	2009	2008
	$	$
Current taxes:
Hong Kong	-	(27,944)
Macau	-	(206,977)
	-	(234,921)

NOTE 12. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-20”). Accordingly, the results of operations and the related charges for discontinued operations in respect of Beijing Aihua New Enterprise Lighting Appliance Co. Ltd. as included previously in other segment, and discontinued component in respect of Golden Cypress Limited as previously included in LED solutions segment, have been classified as “Net profit from discontinued operations, net of income taxes” on the accompanying Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations” and “Current liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified to reflect the reclassifications on a consistent basis.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 12. DISCONTINUED OPERATIONS (continued)

(a) Golden Cypress Limited

In order to more effectively utilize the financial and other resources, and to focus our business on the digital out-of-home advertising business, on August 31, 2009, the Company disposed of 100% of the outstanding capital stock of Golden Cypress Limited (“Golden Cypress”) to a third party investor (“the Purchaser”), at a consideration of $1,120,000. Golden Cypress is a company incorporated in the British Virgin Islands, which operates an LED solutions business in Asia, the segment in which we reported its operations before the sale (See Note 16).

The purchase price is due to be paid in cash by the Purchaser within 12 months on or before August 31, 2010.

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

Results of operation of Golden Cypress for the nine months ended December 31, 2009 have been included as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss of the Company.

(b) Lighting Source Products Business

In September 2009, the Company’s board of directors authorized management to begin the process to sell all the rights and assets of the lighting source products business, namely the operational subsidiary Beijing Aihua. Beijing Aihua researches, develops, manufactures and sells high-intensity discharge lighting products including metal halide lamps and high-pressure sodium lamps. The Company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize the Company’s financial and human resources by focusing on the digital out-of-home advertising and LED solutions businesses which management considers to have more promising potential for revenue and margin growth. Pursuant to a sales and purchase agreement (the “S&P Agreement”) dated November 20, 2009, with an effective date of November 30, 2009, between Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Zhejiang Zhong Jun Investment Management Co. Ltd. (“Zhejiang Zhong Jun”), the Company, through its subsidiary Beijing Illumination, agreed to sell to Zhejiang Zhong Jun its 100% equity interest in Beijing Aihua at a consideration of $1,140,751 (or RMB7,800,000). Of the total consideration of $1,140,751, $219,375 (or RMB1,500,000) was received in cash on November 20, 2009. The remaining RMB6,300,000 (approximately US$921,861) was paid by Zhejiang Zhong Jun to Beijing Illumination in full by Zhejiang Zhong Jun to Beijing Illumination in cash in March 2010. The Sale and Purchase Agreement closed on April 12, 2010.

We previously reported Beijing Aihua’s operations as part of the Other segment (See Note 16).

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 12. DISCONTINUED OPERATIONS (continued)

Loss on disposal of Beijing Aihua is determined as follows:

$
Net tangible assets:
Cash and cash equivalent	44,674
Trade receivables	321,518
Prepaid expenses	67,542
Other receivables – current portion	541,079
Inventory	2,283,079
Plant and equipment, net	2,000,550
Other receivable – non-current portion	512,558
Trade payables	(324,406)
Deposits received	(6,018)
Accrued expenses	(27,934)
Other payable	(329,053)
5,083,589
Intangible assets:
Other intangible asset	675,858
Net asset value	5,759,447
Consideration	(1,134,777)
Exchange gain realized on disposal	(839,128)
Disposal expenses	227,412
Loss on disposal of Beijing Aihua	4,012,954
Goodwill impairment	3,700,197
7,713,151

Upon impairment of goodwill, the balance of goodwill as of December 31, 2009 is as follows:

$

Goodwill before impairment	4,476,574
Impairment relating to Beijing Aihua	(3,700,196)
776,378

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 12. DISCONTINUED OPERATIONS (continued)

(c) Results of Discontinued Operations

Revenues and net profit (loss) from discontinued operations of the Golden Cypress and energy savings business, as included in “others”, and lighting source product business of Beijing Aihua are as follows:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$
Operating revenue - Beijing Aihua	1,162,871	1,508,532	1,545,251
Operating revenue - others	151,012	617,702	1,118,450
	1,313,883	2,126,234	2,663,701

Pre-tax profit (loss) from discontinued
operations:
Beijing Aihua	(1,066,276)	(799,315)	(1,811,597)
Others	25,553	(128,486)	(120,632)
	(1,040,723)	(927,801)	(1,932,229)

Income tax credit	-	46,533	46,438
Net profit (loss) from discontinued operations	(1,040,723)	(881,268)	(1,885,791)

(d) Relevant current assets and current liabilities in respect of discontinued operations are as follows:

	December 31,	March 31,
	2009	2009
	$	$
Current assets of discontinued operations:
Cash and cash equivalents	-	47,470
Accounts receivable, net of allowance for doubtful accounts of $nil on December 31, 2009 and $872,460 on March 31, 2009	-	1,068,622
Prepaid expenses and other current assets	9,186	1,182,346
Inventories – others , including valuation allowance of $nil on
December 31, 2009 and $162,782 on March 31, 2009	-	2,276,992
Net investment in sales-type leases of discontinued operations – current portion	116,107	115,310
Intangible assets, net	-	886,851
Goodwill	-	3,700,197
Plant and equipment, net	355	2,256,934
Out-of-home advertising equipment, net	-	389,387
Prepaid expenses and other current assets – due after one year	-	511,277
	125,648	12,435,386

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 12. DISCONTINUED OPERATIONS (continued)

	December 31,	March 31,
	2009	2009
	$	$
Current liabilities of discontinued operations:
Short-term bank borrowings	-	55,266
Long-term bank borrowings	-	62,158
Trade payables	7,824	338,821
Accrued expenses and other current liabilities	118,178	614,603
Obligations under capital leases – current portion	-	2,904
Obligations under capital leases – non-current portion	-	5,313
Income tax payable	74,955	91,443
	200,957	1,170,508

NOTE 13. CONCENTRATION OF CREDIT RISK

As of December 31, 2009 and March 31, 2009, the Company has a credit risk exposure of uninsured cash in banks of $5,018 and $52,133 (including cash of discontinued operations of $473 and $37,157 respectively), respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, as of December 31, 2009 cash of $204,490 (including cash of discontinued operations of $Nil) out of a total of $209,508 (including cash of discontinued operations of $Nil) of the Company’s cash held with banks in Hong Kong is now subject to no credit risk.

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the nine months ended December 31, 2009, three customers accounted for approximately 26.5% and 16.3% (of which these two customers are subsidiaries of the same group of companies) and 16.0%, respectively, of the Company’s total revenues. As of December 31, 2009, there are three customers whose account receivables to the Company accounted for 50.0%, 28.0% and 13.2%, respectively, of total accounts receivable of which the first customer of 50.0% and the third customer of 13.2% are subsidiaries of the same group of companies.

The Company relies on supplies from numerous vendors. For the nine months ended December 31, 2009, three vendors accounted for approximately 31.2%, 15.7% and 10.2%,respectively, of total supply purchases.

The Company’s business, assets and operations are currently focused on the digital out-of-home advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

NOTE 14. COMMITMENTS

Leases

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 1 to 1.75 years. The following is a summary of future minimum lease payments under operating leases as of December 31, 2009. Rental expense was $482,338 and $162,295 for the nine months ended December 31, 2009 and 2008, respectively, and $252,475 for the year ended March 31, 2009.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 14. COMMITMENTS (continued)

Twelve months ending December 31,

$
2010	256,303
2011	161,400
Thereafter	-
417,703

Capital Expenditures

On October 1, 2009, the Company signed an outdoor digital billboard cooperation agreement with Beijing Chongwen – New World Properties Development Co. Ltd., a New World subsidiary. Under the 10-year agreement, the Company agreed to build two large-scale outdoor LED displays at the Beijing New World Centre mixed-use complex, with screen areas of 150 square meters and 50 square meters, respectively. The Company will source, design, install and service the two LED displays, and secure advertising contracts for advertising and media content to be displayed on the screens. The first LED display began operating and generating advertising revenue on February 10, 2010, while the second LED display is expected to be completed and become operational by June 2010. The Company plans to install additional large-sized LED displays in the second half of 2010, including but not limited to New World Department Store China Ltd. department stores in Wuhan and Changsha, China. The Company estimates the total capital expenditure involved for these LED screens to be approximately $1,092,545, either in cash or through utilization of LED inventory of the Company.

NOTE 15. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Transactions

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

Related Party Balances

The amounts due to a director represents cash advances from him and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	December 31,	March 31,
	2009	2009
	$	$
Amount due to a director:
Mr. Bondy Tan	497,569	745,503

NOTE 16. SEGMENT INFORMATION

The Company is engaged in continuing operations within two main business segments: (i) digital out-of-home advertising and (ii) LED solutions. These represent the Company’s reportable segments.

The accounting policies of the operating segments are the same as those described in the Summary of Principal Accounting Policies (See Note 2). The Company evaluates performance based on profit or loss from operations, excluding corporate, general and administrative expenses.

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$
Segment revenues from external customers:
Advertising	707,776	-	-
LED solutions	2,818,156	2,195,607	2,932,772
Other	83,956	26,028	28,619
	3,609,888	2,221,635	2,961,391

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 16. SEGMENT INFORMATION (continued)

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$
Operating profit (losses):
Advertising	191,717	-	(13,577)
LED solutions	(2,724,414)	(1,936,490)	(3,311,883)
Other	(159,525)	(25,461)	28,619
Loss from continuing operations before income tax and noncontrolling interest	(2,692,222)	(1,961,951)	(3,296,841)

	December 31,	March 31,
	2009	2009
	$	$
Segment assets:
Advertising	3,274,945	3,856,166
LED solutions (i)	6,322,970	4,229,653
	9,597,915	8,085,819
Assets of discontinued operations	125,648	12,471,743
	9,723,563	20,557,562

(i) including goodwill of $776,378 as of December 31, 2009 and March 31, 2009 included in the LED solutions segment.

	For Nine Months Ended December 31, 2009	For Nine Months Ended December 31, 2008 (Unaudited)	For the Year Ended March 31, 2009
	$	$	$
Capital expenditures:
Advertising	902,054	-	1,168,290
LED solutions	50,244	148,817	649,597
Other	-	-	-
	952,298	148,817	1,817,887

Geographical Information:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2008	2009
		(Unaudited)
	$	$	$
Total sales:
Mainland, the PRC	522,412	159,812	260,187
Hong Kong	3,087,476	1,181,480	2,027,221
Macau	-	674,956	631,299
Singapore	-	45,575	42,684
	3,609,888	2,221,635	2,961,391

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

NOTE 16. SEGMENT INFORMATION (continued)

The location of the Company’s long-lived assets is as follows:

	December 31,	March 31,
	2009	2009
	$	$
Hong Kong	1,760,210	1,168,672
Mainland, the PRC	2,221,657	2,171,678
	3,981,867	3,340,350

Four customers accounted for 33%, 20.2%, 19.9% and 11.7% of operating revenue of the LED solutions segment for the nine months ended December 31, 2009, respectively, and one customer accounted for 38.8% of operating revenue of the LED solutions segment for the year ended March 31, 2009.

NOTE 17. SECURED LOAN

On July 13, 2009, the Company obtained a secured loan of $257,069 from a third party financial institution. The loan has a maturity of four months and was to be repaid on November 12, 2009, which was subsequently extended to May 12, 2010, at an interest rate of 3% per month. It is secured by a joint and several guarantee from two directors of subsidiaries of the Company. Upon agreement of both parties, principal will be repaid in four equal monthly instalments.

The following is a summary of future repayments related to the secured loan:

Twelve months ending December 31,	$
2010	192,802

The liability in respect of the secured loan, as borrowed by the Company on May 13, 2009 under a working capital facility of $271,428 from a third party financial institution has been assumed by the third party purchaser upon disposal of a subsidiary as mentioned in Note 12.

NOTE 18. SHORT-TERM BANK BORROWINGS

Short-term bank borrowings relate to an instalment loan of $771,208 (or HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly instalments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5%, from May 12, 2009 to April 12, 2010. The instalment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of the Company and a director of a subsidiary, and a Guarantee and Indemnity for an unlimited amount duly executed by a subsidiary. As of April 19, 2010, the instalment loan has been fully repaid to DBS Bank on the respective monthly due dates.

The following is a summary of future repayments related to bank borrowings for the next five years

Twelve months ending December 31,	$
2010	263,313

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND YEAR ENDED MARCH 31, 2009

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

The warrants have been accounted for as common stock warrants at fair value in the amount of $344,673, which forms part of shareholder’s equity, with the corresponding charge debited directly to additional paid-in capital, for the year ended March 31, 2008. The valuation of the warrants was performed by management in accordance with Generally Accepted Valuation Methodologies, including but not limited to, the discounted cash flow method, the Black-Scholes-Merton option pricing model, and the Binomial option model, as required by SFAS No. 123 (revised 2004) “Share-Based Payment” issued by the FASB, now codified as ASC 718.

The following key valuation parameters have been used in assessing the fair value of the warrants:

Parameter	For the Year Ended March 31, 2008
Stock price	$1.11
Exercise price	$0.80
Risk-free rate	2.44%
Nature of the warrants	Call
Expected life	5 years
Expected volatility	112.62%
Expected dividend yield	0.00%
Early exercise behavior	150% of the exercise price

NOTE 20. RETIREMENT PLAN

The Company operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The pension expenses charged to the consolidated statement of operations and comprehensive loss amounted to $29,821 and $44,365 for the nine months ended December 31, 2009 and for the year ended March 31, 2009 respectively.

NOTE 21. POST BALANCE SHEET EVENT

In late March 2010, the Company, through its wholly-owned subsidiary Lightscape Technologies (Greater China) Limited (“LTGC”), secured an Account Payable Financing (“AP Financing”) loan facility, which also applies to Letter of Credit and Trust Receipt, with a maximum limit of $642,674 (or HKD5,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of the HKSAR Government. The AP Financing loan is operated on a revolving basis, with the AP Financing loan granted at 100% of invoiced value against original invoice, for a maximum maturity of 90 days, less supplier’s credit period, if any. Interest charged against the related bill payable will be at a standard bills rate quoted by DBS from time to time. The AP Financing loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 80% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of the Company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On July 25, 2008, we dismissed Yu and Associates CPA Corporation as our principal independent accountant, and on July 25, 2008, we engaged MSPC Certified Public Accountants and Advisors, A Professional Corporation as our principal independent accountant, as reported on our current report on Form 8-K filed on July 31, 2008. Other than as described below, there has been no change in the accountants and no disagreements with MSPC Certified Public Accountants and Advisors, A Professional Corporation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this transition report on Form 10-K, being December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer. Based upon that evaluation, our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures were effective as of December 31, 2009. There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was effective as of December 31, 2009.

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

          This transition report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit our company to provide only management’s report in this transition report.

ITEM 9B.      OTHER INFORMATION

          None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bondy Tan	Director, President, Treasurer, Chief Executive Officer	43	January 13, 2005
Charles Cheung	Director	74	January 13, 2005
Aaron Ratner	Director, Chief Strategic Officer	35	February 3, 2010 (Director) December 1, 2008 (Chief Strategic Officer)
Edmand Yuk Man Wong(1)	Director	53	June 5, 2006
Kwok Tin Tang(1)	Director	59	June 5, 2006
Alfred Lee Ming Sung(1)	Director	52	May 15, 2009
Francis Man Chung Wong(2)	Former Director	45	August 1, 2007

(1)	Members of the audit committee, nominating and corporate governance committee, and compensation committee.

(2)	Francis Man Chung Wong resigned as a director of our company on May 15, 2009.

Business Experience

          The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Bondy Tan

          Bondy Tan is a director and the President, Treasurer and Chief Executive Officer of our company and is the President and Chief Executive Officer of our wholly-owned subsidiaries Tech Team Holdings Limited and Tech Team Development Limited. From October 1999 to present, Mr. Tan has led the development and management of our company and its predecessor operating companies. Mr. Tan is responsible for the overall management and strategic planning for our company and its subsidiaries. Mr. Tan’s experience includes an additional 10 years of marketing management and business development roles in China and Hong Kong. His former positions include Marketing and Sales Coordinator for Sony (Hong Kong), where he was responsible for advertising, promotion and sales activities for Sony in China and Hong Kong. Mr. Tan also held several roles with Caltex, a wholly-owned subsidiary of Chevron Corporation, in China and Hong Kong. In these positions, Mr. Tan rebuilt Caltex’s corporate image, developed brand awareness in China, led the formation of two joint venture projects and managed the operation of 51 service stations in Hong Kong. Mr. Tan holds a Bachelor of Commerce, with a major in company law, from Murdoch University in Australia, and a Bachelor of Business, with a major in marketing, from Edith Cowan University in Australia.

          Mr. Tan’s experience as the founder, operational leader and key strategic planner of our company and its predecessor operating companies for the past 11 years led the board to conclude, as of the time of this transition report, that he should continue to serve as a director of our company.

Charles Cheung

          Dr. Charles Cheung Wai Bun (J.P.) is acting chairman and a director of our company. He has over 30 years of senior management experience in various industries including over 22 years within the banking industry. Dr. Cheung is Chairman of Joy Harvest International Limited, and he is also Vice-Chairman and Director of First Metro International Investment Company Limited Hong Kong. He is a Senior Adviser to the Metropolitan Bank & Trust Company, one of the leading commercial banking groups in the Philippines. He is an independent Non-Executive Director and Chairman of Audit Committee of Shanghai Electric Group Limited, one of the largest PRC state corporations, as well as Pioneer Global Group Limited and Sunshine Capital Investments Group Limited (formerly named Prime Investments Holdings Limited), which are all listed on the main board of the Hong Kong Stock Exchange. Dr. Cheung is also an Independent Non-executive director and Chairman of the Remuneration Committee of Grand T.G. Gold Holdings Limited, which is listed on the Hong Kong GEM Board. Dr. Cheung is also a Council Member of the Hong Kong Institute of Directors. He was formerly an Independent Non-Executive Director and Chairman of the Audit Committee of Galaxy Entertainment Group Limited and K. Wah International Holdings Limited, which are both listed on the main board of the Hong Kong Stock Exchange. Dr. Cheung was formerly Group Chief Executive and Executive Deputy Chairman of Mission Hills Group which is engaged in luxury property development, golf resort and hotel management in mainland China. He was a former director and advisor to the Tung Wah Group of Hospitals, the largest charitable organization in Hong Kong, and he has served a number of committees of the Hong Kong Government. Dr. Cheung was also an independent director and Chairman of the Audit Committee of China Water & Drinks Inc., a U.S. public company, from August 1, 2007 until October 1, 2008 when the company was acquired by Heckmann Corp. He holds an Honorary Doctoral degree in Business Administration from John Dewey University, a Master degree in Business Administration and a Bachelor of Science degree from New York University. Dr. Cheung was awarded the Hong Kong Director of the Year Award of Listed Company Non-Executive Directors in 2002.

     Dr. Cheung’s extensive directorship and advisory experience, including for public companies, and his vast business experience led the board to conclude, as of the time of this transition report, that he should continue to serve as a director of our company.

Aaron Ratner

          Aaron Ratner has served as Chief Strategic Officer of our company since December 1, 2008 and as a director since February 3, 2010. In the role of Chief Strategic Officer, he is responsible for managing capital markets, fund raising, investor/public relations and leading strategic initiatives. From 2007 to 2008, Mr. Ratner was an investment analyst with Aeneas Capital, an emerging market investment fund. From 2006 to 2007, Mr. Ratner was an analyst with Steel Partners, a global activist hedge fund. From 2000 to 2005, Mr. Ratner was an associate with Simon Murray & Company, a multi-strategy investment firm based in Hong Kong. Mr. Ratner holds a Master of Science in Management from the Sloan Masters Program at the Stanford University Graduate School of Business, and a Bachelor of Arts, with majors in economics and international relations, from the University of Pennsylvania.

          Mr. Ratner’s work experience and qualifications related to U.S. and Hong Kong capital markets, strategic planning and investor relations led the board to conclude, as of the time of this transition report, that he should continue to serve as a director of our company.

Edmand Yuk Man Wong

          Edmand Yuk Man Wong is an independent director of our company. From 2005 to present, Mr. Wong has served as College Secretary with the Community College of City University of Hong Kong. From 2004 to 2005, he served as Assistant Registrar (External Relations) with the University of Hong Kong. From 2001 to 2004, Mr. Wong served as the Director of Global Public Relations & Communications for ORBIS International, Inc., an international charity in blindness prevention. Within his career, Mr. Wong has also held various senior positions in the communications departments of government agencies and with the Hong Kong Jockey Club. Within these roles over the past 25 years, Mr. Wong was responsible for public and media relations strategy, corporate branding, and public affairs. Mr. Wong holds a Bachelor of Arts degree in Political Science from the University of British Columbia.

          Mr. Wong’s work experience and skills related to public relations, communications and branding led the board to conclude, as of the time of this transition report, that he should continue to serve as a director of our company.

Kwok Tin Tang

          Kwok Tin Tang is an independent director of our company. For the past 22 years, Mr. Tang has operated as the General Manager of Martin Tang Accountants which provides accounting, corporate secretary and business consultancy services to companies in Hong Kong. Mr. Tang is an associate member of The Hong Kong Institute of Chartered Secretaries and he holds the designation of Chartered Secretary (ACIS). Mr. Tang holds a Higher Diploma in Accounting from The Hong Kong Polytechnic University.

          Mr. Tang’s work experience and qualifications related to accounting and corporate administration led the board to conclude, as of the time of this transition report, that he should continue to serve as a director of our company.

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

          Mr. Sing’s work experience related to accounting, auditing and financial advisory, as well as his qualification as an “audit committee financial expert”, led the board to conclude, as of the time of this transition report, that he should continue to serve as a director of our company.

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

Involvement in Certain Legal Proceedings

          Our directors, persons nominated to become a director and executive officers have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any United States federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) any United States federal or state securities or commodities law or regulation; or

(ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal nine months ended December 31, 2009, all directors, executive officers and beneficial owners of more than 10% of the outstanding common stock filed the reports in a timely manner.

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

          Our Code of Ethics is filed as Exhibit 14.1 to this transition report on Form 10-K. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Lightscape Technologies Inc., 18/F., 318 Hennessy Road, W Square, Wanchai, Hong Kong.

Board of Directors

          We currently have six members serving on our board of directors. Our board of directors has an audit committee, nominating and corporate governance committee, compensation committee and an executive committee.

Board Leadership Structure and Role in Risk Oversight

          Currently, two individuals serve as principal executive officer and acting chairman of our board of directors. Under the formal corporate governance guidelines adopted by our company, our company has no fixed policy with respect to the separation of the offices of chairman of the board and the chief executive officer. Our board of directors believes that this issue is part of the succession planning process, and that it is in the best interests of our company for the board of directors to make this determination from time to time, including when selecting a new chief executive officer.

          Under the formal corporate governance guidelines adopted by our company and per our company bylaws, the chairman of the board acts as the lead director of the board. The chairman provides value-added contributions to the board including leading the board to achieve consensus on matters under discussion, acting as a liaison between the independent directors and our company’s management, ensuring that all resolutions of the board of directors are carried into effect, and collaborating with the chief executive officer to represent the board and our company in external communications.

          Our company has determined that its current board leadership structure is appropriate for our company’s current circumstances. As a small company with a strategy focused on growth while controlling costs, our company believes that a chairman of the board, separate from the chief executive officer, is needed to take on an active leadership and management role in order to assist the chief executive officer to lead our company’s overall strategy, growth and operations. Additionally, as a company which has adopted most of its formal corporate governance guidelines and board committee charters within the past two years, our company believes that an active chairman is also required to ensure that the board and management establish, implement and maintain policies and procedures to effectively manage the business and to ensure full compliance with our company’s corporate governance policies.

          Our company’s entire board of directors is ultimately responsible for the risk oversight of our company. Under the audit committee charter adopted by our company, the audit committee of our board of directors assists our board regarding risk management issues. Our audit committee provides this assistance by annually reviewing with management and our internal auditing department our company’s guidelines and policies governing the process of risk assessment and risk management. After this review, our audit committee evaluates the effectiveness of our company’s process for assessing significant risks or exposures and the steps management has taken to monitor, control and minimize such risks to our company. Our audit committee then reports its evaluation to the entire board, which discusses our company’s risk exposures, considers steps management has taken to monitor and control such exposures, and adopts new guidelines and policies as required to govern the process by which risk management is handled. Our board’s role in the risk oversight of our company does not have a material effect on our board’s leadership structure.

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

          Our audit committee consists of Alfred Lee Ming Sung (appointed chairperson on May 15, 2009 following the resignation of former chairperson Francis Man Chung Wong on May 15, 2009), Kwok Tin Tang and Edmand Yuk Man Wong, all of whom are or were non-employee directors of our company. Our board of directors has judged and affirmatively determined that each current and former member of the audit committee: (1) meets the definition of independence contained in Rule 5605(a)(2) of the NASDAQ Listing Rules; (2) meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934; (3) has not participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years; and (4) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

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

          Our nominating and corporate governance committee considers diversity in identifying nominees for director. Under the formal corporate governance guidelines and the nominating and corporate governance committee charter adopted by our company, we seek to have a board of directors representing diverse experiences in business, finance, accounting, corporate governance, technology, and in various areas relevant to our operating businesses.

Our nominating and corporate governance committee considers the make-up of the board of directors as a whole in terms of the professional diversity represented by various occupations, and reviews the overall qualifications in determining a combination of directors that will best serve the needs of the board and our company. Based on these reviews, nominees for director may be chosen, in part, on the desire to enhance the diversity of the board of directors. Our nominating and corporate governance committee assesses the effectiveness of the policy to consider diversity in identifying director nominees by tracking whether any of our company’s shareholders or other stakeholders raise issue with a lack of diversity represented amongst our board of directors.

          Our nominating and corporate governance committee consists of Edmand Yuk Man Wong (appointed chairperson on December 31, 2008), Alfred Lee Ming Sung (appointed on May 15, 2009 following the resignation of former committee member Francis Man Chung Wong on May 15, 2009) and Kwok Tin Tang, all of whom are or were non-employee directors of our company. Our board of directors has judged and affirmatively determined that each current and former member of the nominating and corporate governance committee meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; and (2) as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

          As of the quarter ended December 31, 2009, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. If stockholders wish to recommend candidates directly to our nominating and corporate governance committee, they may do so by sending communications to the chairperson of the committee at the address on the cover of this transition report on Form 10-K.

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

          Our compensation committee consists of Kwok Tin Tang (appointed chairperson on December 31, 2008), Alfred Lee Ming Sung (appointed on May 15, 2009 following the resignation of former committee member Francis Man Chung Wong on May 15, 2009) and Edmand Yuk Man Wong, all of whom are or were non-employee directors of our company. Our board of directors has judged and affirmatively determined that each current and former member of the compensation committee meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; and (2) as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Executive Committee

          We currently act with a standing executive committee of our board of directors. This committee was established on April 30, 2005 and adopted its charter on December 31, 2008. The executive committee is directed by its charter to act on behalf of the full board of directors between regularly-scheduled board meetings, usually when timing is critical. The executive committee has and may exercise the powers of the board of directors to act upon any matters which, in the opinion of the chairman of the board, should not be postponed until the next previously scheduled meeting of the board, except powers which may be limited by corporate law, our company’s by-laws or by resolution of the board.

          Our executive committee consists of Charles Cheung (appointed chairperson on December 31, 2008), Bondy Tan and Aaron Ratner, none of whom has been judged or affirmatively determined to meet the definition of independent director.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

          The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the nine months ended December 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the nine months ended December 31, 2009, who we will collectively refer to as our named executive officers, of our company for the nine months ended December 31, 2009 and the year ended March 31, 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal nine months or year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Period Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Bondy Tan President, Treasurer and CEO	December 31, 2009	104,113	-	-	-	-	-	-	104,113
	March 31, 2009	151,671	-	-	-	-	-	-	151,671
Aaron Ratner Chief Strategic Officer	December 31, 2009	-	-	-	-	-	-	-	-
	March 31, 2009	-	-	-	-	-	-	102,000	102,000

          Bondy Tan, as Chief Executive Officer of Tech Team, our wholly-owned operating subsidiary, was paid a salary of $104,113 and $151,671 for our fiscal nine months ended December 31, 2009 and fiscal year ended March 31, 2009, respectively. Aaron Ratner, as Chief Strategic Officer of our company, earned fees of $72,000 and $102,000 for our fiscal nine months ended December 31, 2009 and fiscal year ended March 31, 2009, respectively. Other than Bondy Tan and Aaron Ratner, there were no executive officers of our company or of any of our wholly-owned subsidiaries serving as of December 31, 2009, and no executive officers who served as such during the fiscal nine months ended December 31, 2009 and fiscal year ended March 31, 2009, whose total salary and bonus exceeded $100,000 per year.

          Our wholly-owned subsidiaries do not maintain, and did not maintain at any time during their most recently completed fiscal years, any long-term compensation plans. As such, there were no long-term compensation plan awards or payouts to any of the executive officers of our wholly-owned subsidiaries during any of their two most recently completed fiscal nine months ended December 31, 2009 and fiscal year ended March 31, 2009.

          Our company did not have any plan in place during the nine months ended December 31, 2009 or the year ended March 31, 2009 that provides for payments of other benefits at, following, or in connection with the retirement of any named executive officer.

          Our company did not have any compensatory plans or arrangements in place during the nine months ended December 31, 2009 or the year ended March 31, 2009 that provides for payment(s) to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities.

          Our compensation program for our executive officers is administered and reviewed by our compensation committee. Historically, executive compensation consists solely of a base salary and/or consulting fees. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, development of corporate opportunities and completion of financing.

Stock Option Grants to our Named Executive Officers

          Our company does not have an effective stock option plan and our company did not grant any stock options to any named executive officers during the nine months ended December 31, 2009 or the year ended March 31, 2009.

Aggregate Option Exercises for the Fiscal Nine Months Ended December 31, 2009 by Executive Officers

          There were no options outstanding, and hence no options exercised, by any named executive officers during the nine months ended December 31, 2009 or the year ended March 31, 2009.

Outstanding Equity Awards at Fiscal Period-End

          There were no outstanding equity awards held by any named executive officer as of December 31, 2009 or March 31, 2009.

Compensation of Directors

          Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or an annual retainer fee. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings and/or paid committee and/or chairmanship fees. The following table summarizes compensation paid to all of our directors during the nine months ended December 31, 2009:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bondy Tan	104,113(1)	Nil	Nil	Nil	Nil	Nil	104,113(1)
Charles Cheung	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Edmand Yuk Man Wong	12,211	Nil	Nil	Nil	Nil	Nil	12,211
Kwok Tin Tang	12,211	Nil	Nil	Nil	Nil	Nil	12,211

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alfred Lee Ming Sung	8,033	Nil	Nil	Nil	Nil	Nil	8,033
Francis Man Chung Wong(2)	24,421	Nil	Nil	Nil	Nil	Nil	24,421

(1)	Salary compensation as President and Chief Executive Officer.

(2)	Francis Man Chung Wong resigned as a director of our company on May 15, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of March 31, 2010 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Eastern Advisors Capital, Ltd. 101 Park Avenue, 48th Floor New York, New York 10178	N/A	7,711,345 (2)	13.8%
Galaxy China Opportunities Fund Unit 603, Tower 1 Admiralty Centre, 18 Harcourt Road, Hong Kong	N/A	5,441,236 (3)	9.7%
SMC Investment Management Limited P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	N/A	3,700,000 (4)	6.6%
Grossman Family 1 LLC c/o Neal Brickman-Trustee Law Office of Neal Brickman 317 Madison Avenue-21st Floor New York, NY 10017	N/A	3,535,793 (5)	6.3%
Liberty Square Strategic Partners IV (Asia) Offshore, L.P. 24 Federal Street, 8th Floor Boston, MA 02110	N/A	3,000,000 (6)	5.4%
Bondy Tan 18/F., 318 Hennessy Road, W Square Wanchai, Hong Kong	Director, President and Chief Executive Officer of our company	4,099,633 (7)	7.3%
Charles Cheung A2, 6/F Evergreen Villa, 43 Stubbs Road, Hong Kong	Director of our company	1,458,293 (8)	2.6%
Aaron T. Ratner 18/F., 318 Hennessy Road, W Square Wanchai, Hong Kong	Director, Chief Strategic Officer of our company	708,000 (9)	1.3%

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Edmand Yuk Man Wong Community College of City University, 6/F., Mong Man-wai Building, Kowloon Tong, Kowloon, Hong Kong	Director of our company	Nil	Nil
Kwok Tin Tang Room 7, 8/F., Blk. A, Hoi Tao Bldg., 11 Belcher's Street, Sai Wan, Hong Kong	Director of our company	Nil	Nil
Alfred Lee Ming Sung 18/F., 318 Hennessy Road, W Square Wanchai, Hong Kong	Director of our company	Nil	Nil
Directors and Executive Officers as a Group (six persons)		6,265,926	11.2%

(1)

Based on 55,876,410 shares of common stock issued and outstanding as of March 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to convertible or derivative securities currently convertible or exercisable or convertible or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(3)

As disclosed in a Schedule 13G/A filed on February 11, 2009 and a Form 4 filed on December 8, 2008, Galaxy China Opportunities Fund was the direct owner and held the sole voting and investment control over 5,441,236 shares of common stock. Joe Man Fai Chan is director of Galaxy China Opportunities Fund and has voting and investment control over the shares of common stock.

(4)

As disclosed in a Schedule 13G/A filed on February 9, 2009, SMC Investment Management Limited was the direct owner and held the sole voting and investment control over 3,700,000 shares of common stock. Hamilton Tang is director of SMC Investment Management Ltd. and has voting and investment control over the shares of common stock.

(5)

As disclosed in a Schedule 13G filed on August 10, 2009, Grossman Family (2006) Trust owns 100% of Grossman Family 1 LLC. Neal Brickman is the trustee, and Thomas R. Grossman is the investment manager, of Grossman Family (2006) Trust. Grossman Family 1 LLC, Grossman Family (2006) Trust, Neal Brickman and Thomas R. Grossman share investment control and power to vote or to direct the vote over 3,535,793 shares of common stock.

(6)

As disclosed in a Schedule 13G/A filed on February 16, 2010, Liberty Square Asset Management, LLC is the general partner and Liberty Square Asset Management, LP is the investment manager of Liberty Square Strategic Partners IV (Asia) Offshore, L.P. Liberty Square Asset Management, LLC, Liberty Square Asset Management, LP and Liberty Square Strategic Partners IV (Asia) Offshore, L.P. share investment control and power to vote or to direct the vote over 3,000,000 shares of common stock. Liberty Square Asset Management, LLC, Liberty Square Asset Management, LP and Liberty Square Strategic Partners IV (Asia) Offshore, L.P. each disclaims beneficial ownership of all shares except to the extent of its pecuniary interest therein. Thomas J. Niedermeyer, Jr. is a managing member of Liberty Square Asset Management, LLC and has voting and investment control over the shares of common stock.

(7)

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

(8)

As disclosed in a Schedule 13D filed on January 24, 2005, Charles Cheung indirectly beneficially owns and holds investment control and the power to vote or to direct the vote of 1,458,293 shares of our company held by Leisure Assets Limited, a company which he solely owns.

(9)

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

Securities Authorized for Issuance under Equity Compensation Plans

     Our company did not have an equity compensation plan in place during the nine months ended December 31, 2009 or the year ended March 31, 2009 under which equity securities of our company were authorized for issuance.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets as of December 31, 2009 or March 31, 2009 in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

	December 31,	March 31,
	2009	2009
	$	$
Amount due to director Bondy Tan	745,503	745,503

          Bondy Tan is a director of our company. The amounts stated relate to a series of loan transactions made by Bondy Tan to our company and represents the largest aggregate amount of principal outstanding during the fiscal nine months ended December 31, 2009 and year ended March 31, 2009. As of March 31, 2010, the principal outstanding was $495,953. During the fiscal nine months ended December 31, 2009, the total amount of principal repaid to Bondy Tan was $247,932. During the fiscal nine months ended December 31, 2009, the total amount of interest paid to Bondy Tan was $nil. The rate of interest payable on the loans is zero.

Director Independence

          We currently act with six directors, consisting of Bondy Tan, Charles Cheung, Aaron Ratner, Alfred Lee Ming Sung, Kwok Tin Tang and Edmand Yuk Man Wong. Our board of directors has judged and affirmatively determined that current directors Alfred Lee Ming Sung, Kwok Tin Tang and Edmand Yuk Man Wong and former director Francis Man Chung Wong each meets the definition of independent director: (1) as that term is defined in Item 407(a) of Regulation S-K and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (2) as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules; and (3) that the current board of directors of our company therefore does not consist of a majority of independent directors. We currently act with a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. Each of these committees is composed solely of independent directors.

          Other than as set out below or disclosed under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”, none of our independent directors entered into any transaction, relationship or arrangement during the nine months ended December 31, 2009 or the year end

March 31, 2009 that were considered by our board of directors in determining whether the director maintained his or her independence in accordance with Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Accountant

          On July 25, 2008, our company retained MSPC Certified Public Accountants and Advisors, A Professional Corporation, to provide audit services during the fiscal year ended March 31, 2009. On May 31, 2007, our company retained Yu and Associates CPA Corporation to provide audit services during the fiscal years ended March 31, 2008 and 2007. Our company paid the following fees to our independent accountants during the fiscal nine months ended December 31, 2009 and the year ended March 31, 2009:

	Fiscal nine months ended December 31, 2009	Fiscal year ended March 31, 2009
Audit Fees - MSPC - Yu and Associates CPA Corporation	$170,000 Nil	$265,000 $15,603
Audit Related Services	Nil	Nil
Tax Fees - MSPC - Yu and Associates CPA Corporation	Nil Nil	Nil $8,000
All Other Fees - MSPC - Yu and Associates CPA Corporation	Nil Nil	Nil Nil
Total	$170,000	$288,603

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

          The fees billed by MSPC Certified Public Accountants and Advisors, A Professional Corporation for professional services rendered for the audit of our financial statements for the fiscal nine months ended December 31, 2009 were $130,000. For the fiscal nine months ended December 31, 2009, MSPC Certified Public Accountants and Advisors, A Professional Corporation billed our company an aggregate fee of $40,000 for assurance or services relating to our quarterly financial statements. Our audit fees for the year ended March 31, 2009 were $280,603.

Audit Related Services

          We did not incur any audit related services billed by MSPC Certified Public Accountants and Advisors, A Professional Corporation during the fiscal nine months ended December 31, 2009. Our audit related services for the year ended March 31, 2009, including the aggregate fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $nil.

Tax Fees

          We incurred tax fees billed by MSPC Certified Public Accountants and Advisors, A Professional Corporation of $Nil during the fiscal nine months ended December 31, 2009. The aggregate fees billed during the year ended March 31, 2009, for products and services provided by our former auditors for tax compliance, tax advice and tax planning, were $8,000.

All Other Fees

          We did not incur any additional fees billed by MSPC Certified Public Accountants and Advisors, A Professional Corporation or Yu and Associates CPA Corporation other than the fees listed above during the fiscal nine months ended December 31, 2009 or the year ended March 31, 2009.

          The Securities and Exchange Commission requires that, before MSPC Certified Public Accountants and Advisors, A Professional Corporation is engaged by us or our subsidiaries to render any auditing or permitted non-audit related services, the engagement be:

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

          Our audit committee has considered the nature and amount of the fees of $130,000 billed by MSPC Certified Public Accountants and Advisors, P.C. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of MSPC Certified Public Accountants and Advisors, A Professional Corporation.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.3

Form of Registration Rights Agreement among Lightscape Technologies Inc. and the investors named therein dated March 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2008)

Exhibit Number	Description

10.4	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

10.5

Sale and Purchase Agreement between Beijing Illumination (Hong Kong) Limited and Zhejiang Zhong Jun Investment Management Co. Limited, dated November 20, 2009 (Translated from Chinese) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 23, 2009)

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

LIGHTSCAPE TECHNOLOGIES INC.

By: /s/ Bondy Tan
Bondy Tan
President, Treasurer, Chief Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: April 19, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Bondy Tan
Bondy Tan	President, Treasurer, Chief	April 19, 2010
Executive Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

By: /s/ Aaron Ratner
Aaron Ratner	Director	April 19, 2010

By: /s/ Charles Cheung
Charles Cheung	Director	April 19, 2010

By: /s/ Edmand Yuk Man Wong
Edmand Yuk Man Wong	Director	April 19, 2010

By: /s/ Kwok Tin Tang
Kwok Tin Tang	Director	April 19, 2010

By: /s/ Alfred Lee Ming Sung
Alfred Lee Ming Sung	Director	April 19, 2010