Form 10-Q
period 2010-03-31
LIGHTSCAPE TECHNOLOGIES INC.
filed 2010-05-21
CIK 1108891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-30299

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
[X] Yes    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes    [   ] No

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
[   ] Yes    [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,876,410 shares of common stock issued and outstanding as of May 1, 2010.

Item 1. Financial Statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBISIDIARIES
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Expressed in US dollars

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	596,832	209,508
Accounts receivable, net of allowance for doubtful accounts of
$876,848 on March 31, 2010 and $876,848 on December 31, 2009	988,262	905,816
Costs and estimated earnings in excess of billings on uncompleted contracts	1,307,293	652,770
Prepaid expenses	308,934	473,028
Rental, utility and other deposits	121,415	125,129
Other current assets	55,460	54,779
Other receivables – disposal consideration of subsidiaries	1,120,000	2,036,550
Inventories – LED	1,072,150	1,072,150
Current assets of discontinued operations (see Note 12(d))	127,531	125,648

Total current assets	5,697,877	5,655,378

Intangible assets, net	413,067	453,528
Goodwill	776,378	776,378
Plant and equipment, net	238,970	270,478
Out-of-home advertising equipment, net	2,338,792	2,130,002
Construction in progress – Out-of-home advertising equipment	188,230	351,482
Deferred cost	153,787	86,317

	4,109,224	4,068,185

TOTAL ASSETS	9,807,101	9,723,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	66,416	263,313
Secured loan	128,535	192,802
Bills payable	22,251	-
Trade payables	2,429,847	888,394
Billings in excess of cost and estimated earnings	18,914	996,472
Amount due to a director	425,270	497,569
Accrued expenses	836,597	1,272,747
Other current liabilities	65,257	45,297
Obligations under capital leases – current portion	11,800	11,800
Current liabilities of discontinued operations (see Note 12(d))	201,199	200,957

Total current liabilities	4,206,086	4,369,351

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
Expressed in US dollars

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$

Non-current liabilities:
Obligations under capital leases – non-current portion	41,297	44,249

Total non-current liabilities	41,297	44,249

Total liabilities	4,247,383	4, 413,600

COMMITMENTS (see Note 14)

Shareholders’ equity:
Common stock
Authorized:
800,000,000 common shares, par value $0.001 per share
100,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
55,876,410 common shares at March 31, 2010 and December 31, 2009	55,876	55,876
Additional paid-in capital	34,140,708	34,140,708
Common stock warrants	344,673	344,673
Accumulated other comprehensive income	280,805	281,222
Accumulated deficit	(29,262,344)	(29,512,516)
Total shareholders’ equity and Total Equity	5,559,718	5,309,963

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	9,807,101	9,723,563

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS) (UNAUDITED)
Expressed in US dollars (except for number of common shares)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Revenues:
Advertising revenue	297,479	-
LED solutions revenue	3,307,189	737,165
Other revenue	-	2,591

Total net revenues	3,604,668	739,756

Cost of revenues:
Cost of sales of Advertising revenue (i)	149,099	13,577
Cost of sales of LED solutions revenue	2,471,386	183,332
Costs of Other revenue	-	(567)

Total cost of revenues	2,620,485	196,342

Gross profit	984,183	543,414

Bad debts	-	798,458
Amortization	960	61,805
Depreciation	39,907	26,410
Loss on disposal of property, plant and equipment	5,269	(2,513)
Selling and marketing expenses	85,230	123,234
General and administrative expenses	584,870	870,910

Profit (loss) from operations	267,947	(1,334,890)
Interest expense, net of interest income	(14,329)	109
Other income	1,137	42,679

Profit (loss) from continuing operations before income tax	254,755	(1,292,102)
Income tax refund	-	27,943

Profit (loss) from continuing operations, net of tax	254,755	(1,264,159)

Discontinued operations, net of tax
Net (loss) from discontinued operations, net of income taxes	(4,583)	(1,004,523)

Net profit (loss)	250,172	(2,268,682)
Less: net loss attributable to the noncontrolling interest	-	206,653

Net profit (loss) attributable to Lightscape Technologies Inc.	250,172	(2,062,029)
Other comprehensive income:
Foreign currency translation adjustment arising during the period	(417)	7,476
Comprehensive profit (loss)	249,755	(2,054,553)

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS) (UNAUDITED) (continued)
Expressed in US dollars (except for number of common shares)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Earnings (loss) per share
- Basic and diluted
Profit (loss) from continuing operations attributable to Lightscape Technologies Inc. common shareholders	0.00	(0.02)
Loss from discontinued operations attributable to Lightscape Technologies Inc. common shareholders	0.00	(0.02)
Total	0.00	(0.04)

Weighted average number of common shares outstanding
-Basic and diluted	55,876,410	55,876,410

(i) Includes depreciation of plant and equipment and amortization of intangible assets of $50,248 and 43,007 for the three months ended March 31, 2010 and $13,577 and $nil for the three months ended March 31, 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
PROFIT (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
Expressed in US dollars (except for number of common shares)

					Total Accumulated Other Comprehensive Income
	Common Shares				And Accumulated Deficit

					Accumulated		Total
					Other		Accumulated
					Comprehensive		Comprehensive
					Income - Foreign		(Loss) Income
			Common	Additional	Currency		And
			Stock	Paid-In	Translation	Accumulated	Accumulated
	Number	Amount	Warrants	Capital	Adjustment	Deficit	Deficit	Total

Balance at December 31, 2009	55,876,410	55,876	344,673	34,140,708	281,222	(29,512,516)	(29,231,294)	5,309,963

Foreign currency translation adjustment	-	-	-	-	(417)	-	(417)	(417)
Net profit (loss)	-	-	-	-	-	250,172	250,172	250,172

Balance at March 31, 2010	55,876,410	55,876	344,673	34,140,708	280,805	(29,262,344)	(28,981,539)	5,559,718

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Expressed in US dollars

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Cash flows from operating activities:
Net profit (loss)	250,172	(2,062,029)
Less: Net loss from discontinued operations, net of income taxes	(4,583)	(1,004,523)

Adjustment to reconcile net loss from continuing operations to net cash (used in) continuing operating activities:
Noncontrolling interest	-	(206,653)
Amortization of intangible assets – general and administrative expense	960	61,805
Amortization of intangible assets – cost of revenues	43,007	-
Depreciation expense – general and administrative expense	39,907	26,410
Depreciation expense –cost of revenues	50,248	13,577
Bad debts expense	-	798,458
Loss on disposal of property, plant and equipment	5,269	(2,513)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in operating assets:
Accounts receivable, net of allowance for doubtful debts	(82,446)	244,745
Costs and estimated earnings in excess of billings on uncompleted contracts	(654,523)	(535,696)
Prepayment and other current assets	-	1,377,599
Prepaid expenses	164,094	85,798
Rental and other deposits	3,713	-
Other current assets	(682)	9,629
Inventories	-	2,438
Increase (decrease) in operating liabilities:
Trade payables	1,563,705	(409,762)
Billings in excess of costs and estimated earnings on uncompleted contracts	(977,558)	-
Accrued expenses and other current liabilities	-	549,387
Accrued expenses	(436,150)	349,262
Other current liabilities	13,320	(149,460)
Income tax payable	-	133,019

Net cash provided by (used in) continuing operating activities	(12,381)	1,290,537
Net cash provided by (used in) discontinued operating activities:
Net loss from discontinued operations, net of income taxes	(4,583)	(1,004,523)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations	53	807,460
Net changes in operating assets and liabilities	4,530	(847,633)
Net cash (used in) discontinued operating activities	-	(1,044,696)
Net cash provided by (used in) operating activities	(12,381)	245,841

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
Expressed in US dollars

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$

Cash flows from investing activities:
Purchase of plant and equipment	(13,707)	(500,780)
Disposal of plant and equipment	38	-
Purchase of out-of-home advertising equipment	(95,786)	(989,884)
Purchase of intangible asset	(3,507)	-
Proceeds from disposal of a subsidiary	916,550	-
Addition to construction in progress	-	(178,407)
Addition to deferred cost	(67,470)	-

Net cash provided by (used in) investing activities of continuing operations	736,118	(1,669,071)
Net cash provided by investing activities of discontinued operations	-	409,085
Net cash provided by (used in) investing activities	736,118	(1,259,986)

Cash flows from financing activities:
Repayment of secured loan	(64,267)	-
Repayment of short-term bank borrowings	(196,897)	-
Repayment of capital lease obligations	(2,950)	-
Repayment to a director	(72,299)	(25,705)
Advance from a director of a subsidiary	-	(9,647)

Net cash (used in) financing activities of continuing operations	(336,413)	(35,352)
Net cash provided by financing activities of discontinued operations	-	37,678
Net cash provided by (used in) financing activities	(336,413)	2,326

Effect of foreign exchange rate changes	-	(155,667)

Net increase (decrease) in cash and cash equivalents	387,324	(1,167,486)
Cash and cash equivalents at beginning of the period	209,508	1,557,685

Cash and cash equivalents at end of the period (a)	596,832	390,199

Supplemental disclosure of cash flows information
Interest expense paid	14,329	-
Income tax paid	-	-

(a) Includes $nil of cash that is included on the balance sheet with Current assets from discontinued operations as of March 31, 2010 and $nil as of March 31, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Lightscape Technologies Inc. (“Lightscape” or the “Company”) was incorporated under the laws of the State of Nevada. On April 20, 2007, the Company changed its name from Global Innovative System Inc. to Lightscape Technologies Inc. The Company is a holding company, and together with its subsidiaries (the “Group”) is principally engaged in two business activities: (i) digital out-of-home (“OOH”) advertising and (ii) light-emitting diode (“LED”) solutions.

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

The accompanying unaudited consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010. The unaudited consolidated interim financial statements should be read in conjunction with the Group’s audited consolidated financial statements and notes thereto for the transition period ended December 31, 2009 as reported in Form 10-K.

Certain of the March 31, 2009 and December 31, 2009 comparative figures have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows. (See Note 12.)

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

Accounts Receivables and Allowance for Doubtful Accounts

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one- time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $876,848 and $876,848, respectively.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out basis. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and the Company’s assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. This may reduce the results of operations of the Company. All of the inventory at March 31, 2010 and December 31, 2009 consists of finished goods.

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
MARCH 31, 2010

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
MARCH 31, 2010

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
MARCH 31, 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rate for the period and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the translation are included in foreign currency translation adjustment in accumulated other comprehensive income, a component of stockholders’ equity.

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
MARCH 31, 2010

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method”, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
	a.	The vendor’s performance to achieve the milestone
	b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The management does not expect adoption of this new guidance will have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Levels 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on the Company’s consolidated financial statements.

In September, 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force”, to amend the existing revenue recognition guidance. ASU 2009-13 amends ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, establishes a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application for all revenue arrangements for all periods presented using the guidance in ASC 250, “Accounting Changes and Error Corrections”. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU 2009-13 and ASU 2009-14 for applicability to the Company’s revenue recognition policies. The Company will adopt this standard for its fiscal year beginning January 1, 2011.

NOTE 3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Cumulative costs incurred on uncompleted contracts	5,509,241	2,995,213
Cumulative estimated earnings to date	1,428,449	617,088
	6,937,690	3,612,301
Less: Billings to date	5,630,397	2,959,531
	1,307,293	652,770

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4. BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Billings to date	384,657	1,409,716

Cumulative costs incurred on uncompleted contracts	253,539	298,599
Cumulative estimated earnings to date	112,204	114,645
	365,743	413,244
	18,914	996,472

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Presented in current assets:	$	$
Prepaid expenses
Prepaid expenses - others	275,697	439,791
Trade deposits	33,237	33,237
	308,934	473,028
Other current assets
Other receivables	10,855	10,174
Contract surety bond refundable deposit	44,605	44,605
	55,460	54,779

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Presented in non-current assets:	$	$
Software and license
Cost
Balance – opening	913,992	458,005
Addition	3,507	455,987
Written off	-	-
Balance – closing	917,499	913,992
Accumulated amortization	(504,431)	(460,464)
Software and license, net	413,067	453,528

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6. INTANGIBLE ASSETS (continued)

Amortization of $43,007 and $960 for the three months ended March 31, 2010 and $nil and $61,805 for the three months ended March 31, 2009 were accounted for under cost of revenues and general and administrative expenses, respectively.

Estimated amortization for the next 5 years is as follows:

$
For the twelve months ended March 31,
2011	156,408
2012	154,396
2013	102,263
2014	-
2015	-
413,067

NOTE 7. OUT-OF-HOME ADVERTISING EQUIPMENT, NET

OOH advertising equipment consists of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
OOH advertising LED display	2,530,272	2,271,234
Less: Accumulated depreciation	(191,480)	(141,232)
OOH advertising equipment, net	2,338,792	2,130,002

NOTE 8. CONSTRUCTION IN PROGRESS - OUT-OF-HOME ADVERTISING EQUIPMENT

OOH construction in progress consists of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Cost incurred related to construction of OOH advertising LED displays in China	188,230	351,482

NOTE 9. OBLIGATIONS UNDER CAPITAL LEASES

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Total minimum lease payments, exclusive of related interest of $8,968	53,097	56,049
Less: Current portion of obligations under capital leases	11,800	11,800
Long-term portion of obligations under capital leases	41,297	44,249

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9. OBLIGATIONS UNDER CAPITAL LEASES (continued)

The following is a summary of future minimum lease payments under capital leases as of March 31, 2010:

Twelve months ending March 31,	$
2011	11,800
2012	11,799
2013	11,799
2014	11,799
2015	5,900
53,097

The Company entered into capital lease arrangements for leasing a motor vehicle used in its operations. The lease is for a term of five years. For the three months ended March 31, 2010, the capital lease arrangement was on an interest bearing basis. The lease is on a fixed repayment basis and requires no contingent rental payments. The interest expense incurred on this capital lease was $472 and $472 for the three months ended March 31, 2010 and for the nine month transition period ended December 31, 2009, respectively.

NOTE 10. BILLS PAYABLE

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

As of March 31, 2010, bills payable is comprised of the following (See Note 19):

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
1 set of bills payable with maturity date of June 28, 2010	22,251	-

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 11. INCOME TAX (continued)

The Company establishes a valuation allowance based upon the potential likelihood of realization of the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal and local tax laws of its overseas subsidiaries.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy to which we are subject, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

Despite the net profit arising during the three months ended March 31, 2010, no income tax is provided for because the net operating losses carried forward from preceding years are more than enough to offset taxable income for the period, while a tax credit was recorded for the three months ended March 31, 2009 upon issuance of a tax assessment confirming no income tax for the previous year in Lightscape Technologies (Macau) Limited, our Macau subsidiary.

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
MARCH 31, 2010

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

(b) Lighting Source Products Business

In September 2009, the Company’s board of directors authorized management to begin the process to sell all the rights and assets of the lighting source products business, namely the operational subsidiary Beijing Aihua. Beijing Aihua researches, develops, manufactures and sells high-intensity discharge lighting products including metal halide lamps and high-pressure sodium lamps. The Company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize the Company’s financial and human resources by focusing on the digital out-of-home advertising and LED solutions businesses which management considers to have more promising potential for revenue and margin growth. Pursuant to a sales and purchase agreement (the “S&P Agreement”) dated November 20, 2009, with an effective date of November 30, 2009, between Beijing Illumination (Hong Kong) Limited (“Beijing Illumination”) and Zhejiang Zhong Jun Investment Management Co. Ltd. (“Zhejiang Zhong Jun”), the Company, through its subsidiary Beijing Illumination, agreed to sell to Zhejiang Zhong Jun its 100% equity interest in Beijing Aihua at a consideration of $1,140,751 (or RMB7,800,000). Of the total consideration of $1,140,751, $219,375 (or RMB1,500,000) was received in cash on November 20, 2009. The remaining RMB 6,300,000 (approximately US$921,861) was paid by Zhejiang Zhong Jun to Beijing Illumination in full in cash in March 2010. The Sale and Purchase Agreement closed on April 12, 2010.

We previously reported Beijing Aihua’s operations as part of the Other segment (See Note 16).

(c) Results of Discontinued Operations

Revenues and net profit (loss) from discontinued operations of the Golden Cypress and energy savings business, as included in “others”, and lighting source product business of Beijing Aihua are as follows:

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

12. DISCONTINUED OPERATIONS (continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Operating revenue - Beijing Aihua	-	36,719
Operating revenue – others	4,843	500,748
	4,843	537,467

Pre-tax profit (loss) from discontinued
operations:
Beijing Aihua	-	(1,012,282)
Others	(4,583)	7,854
	(4,583)	(1,004,428)

Income tax credit (expense)	-	(95)
Net profit (loss) from discontinued operations	(4,583)	(1,004,523)

(d) Relevant current assets and current liabilities in respect of discontinued operations are as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Current assets of discontinued operations:
Accounts receivable, net of allowance for doubtful accounts of $nil
on March 31, 2010 and $nil on December 31, 2009	1,618	-
Prepaid expenses and other current assets	9,505	9,186
Net investment in sales-type leases of discontinued operations –
current portion	116,107	116,107
Plant and equipment, net	301	355
	127,531	125,648

Current liabilities of discontinued operations:
Trade payables	7,824	7,824
Accrued expenses and other current liabilities	118,420	118,178
Income tax payable	74,955	74,955
	201,199	200,957

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13. CONCENTRATION OF CREDIT RISK

As of March 31, 2010 and December 31, 2009, the Company has a credit risk exposure of uninsured cash in banks of $72,319 and $5,018 (including cash of discontinued operations of $nil and $473, respectively), respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Subsequent to the measures taken by the Hong Kong Monetary Authority on October 14, 2008 to use the Exchange Fund to guarantee the repayment of all customer deposits held in Authorised Financial Institutions in Hong Kong, following the principles of the existing Deposit Protection Scheme, assurance is made to depositors that their money is fully protected. Hence, as of March 31, 2010 cash of $524,513 (including cash of discontinued operations of $nil) out of a total of $596,832 (including cash of discontinued operations of $nil) of the Company’s cash held with banks in Hong Kong is now subject to no credit risk.

The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

For the three months ended March 31, 2010, 2 customers accounted for approximately 56.1% and 22.0%, respectively, of the Company’s total revenues. As of March 31, 2010, there are four customers whose account receivables to the Company accounted for 45.8%, 24.0%, 10.5% and 10.2%, respectively, of total accounts receivable, of which the first customer of 45.8% and the fourth customer of 10.2% are subsidiaries of the same group of companies.

The Company relies on supplies from numerous vendors. For the three months ended March 31, 2010, three vendors accounted for approximately 58.1%, 21.7% and 11.7%, respectively, of total supply purchases.

The Company’s business, assets and operations are currently focused on the digital out-of-home advertising business and the sales of LED solutions and specialty lighting source products in Hong Kong, China, and Macau, and accordingly, are affected to a significant degree by any economic, political and legal developments in those regions.

NOTE 14. COMMITMENTS

Leases

The Company has operating lease agreements principally for its office facilities and factory buildings. Such leases have remaining terms of approximately 0.75 to 1.50 years. The following is a summary of future minimum lease payments under operating leases as of March 31, 2010. Rental expense was $62,703 and $75,465 for the three months ended March 31, 2010 and 2009, respectively.

Twelve months ending March 31,

$
2011	256,303
2012	120,096
Thereafter	-
376,399

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 14. COMMITMENTS (continued)

Capital Expenditures

On October 1, 2009, the Company signed an outdoor digital billboard cooperation agreement with Beijing Chongwen –New World Properties Development Co. Ltd., a New World subsidiary. Under the 10-year agreement, the Company agreed to build two large-scale outdoor LED displays at the Beijing New World Centre mixed-use complex, with screen areas of 150 square meters and 50 square meters, respectively. The Company will source, design, install and service the two LED displays, and secure advertising contracts for advertising and media content to be displayed on the screens. The first LED display began operating and generating advertising revenue on February 10, 2010, while the second LED display is expected to be completed and become operational by June 2010. The Company plans to install additional large-sized LED displays in the second half of 2010, including but not limited to New World Department Store China Ltd. department stores in Wuhan and Changsha, China. The Company estimates the total capital expenditure involved for these LED screens to be approximately $1,092,545, either in cash or through utilization of LED inventory of the Company.

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

Related Party Balances

The amounts due to a director represents cash advances from him and are unsecured, non-interest bearing and have no fixed repayment terms. The balances related to such advances are as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Amount due to a director:
Mr. Bondy Tan	425,270	497,569

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

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 16. SEGMENT INFORMATION (continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Segment revenues from external customers:
Advertising	297,479	-
LED solutions	3,307,189	737,165
Other	-	2,591
	3,604,668	739,756

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$

Operating profit (losses):
Advertising	147,872	(13,577)
LED solutions	120,075	(1,375,393)
Other	-	54,080
Profit (Loss) from continuing operations before income tax and noncontrolling interest	267,947	(1,334,890)

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Segment assets:
Advertising	3,144,671	3,274,945
LED solutions (i)	6,534,899	6,322,970
	9,679,570	9,597,915
Assets of discontinued operations	127,531	125,648
	9,807,101	9,723,563

(i) including goodwill of $776,378 as of March 31, 2010 and $776,378 as of December 31, 2009 included in the LED solutions segment.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Capital expenditures:
Advertising	163,256	1,168,291
LED solutions	17,214	500,780
Other	-	-
	180,470	1,669,071

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 16. SEGMENT INFORMATION (continued)

Geographical Information:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	$	$
Total sales:
Mainland, the PRC	199,529	100,375
Hong Kong	3,405,138	639,381
	3,604,667	739,756

The location of the Company’s long-lived assets is as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	$	$
Hong Kong	1,681,489	1,760,210
Mainland, the PRC	2,273,948	2,221,657
	3,955,437	3,981,867

Two customers accounted for 61.1% and 24.0% of operating revenue of the LED solutions segment for the three months ended March 31, 2010, respectively, and two customers accounted for 79.8% and 19.4% of operating revenue of the LED solutions segment for the three months ended March 31, 2009.

NOTE 17. SECURED LOANS

On July 13, 2009, the Company obtained a secured loan of $257,069 from a third party financial institution. The loan has a maturity of four months and was to be repaid on November 12, 2009, which was subsequently extended to May 12, 2010, at an interest rate of 3% per month. It is secured by a joint and several guarantee from two directors of subsidiaries of the Company. Upon agreement of both parties, principal will be repaid in four equal monthly installments.

The following is a summary of future repayments related to the secured loan:

$
Twelve months ending March 31, 2011	128,535

NOTE 18. SHORT-TERM BANK BORROWINGS

Short-term bank borrowings relate to an installment loan of $771,208 (or HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan is repayable over 12 equal monthly installments, at an interest rate of 2% per annum over the prime lending rate, which is currently 5%, from May 12, 2009 to April 12, 2010.

LIGHTSCAPE TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 18. SHORT-TERM BANK BORROWINGS (continued)

The installment loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of the Company and a director of a subsidiary, and a Guarantee and Indemnity for an unlimited amount duly executed by a subsidiary. The installment loan has been fully repaid to DBS Bank on April 8, 2010 when the final installment of $66,416 was made.

NOTE 19. POST BALANCE SHEET EVENT

Subsequent to March 31, 2010, the Company increased its drawdown of the Account Payable Financing (“AP Financing”) loan facility, with a maximum limit of $642,674 (or HKD5,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”). As of May 21, 2010, the amount utilized with AP Financing loan established is as follows:

			Bills payable arising	Bills payable arising
			after March 31, 2010	after March 31, 2010
			in relation to	in relation to
		Bills payable	settlement of trade	settlement of trade
		as of	payables as of	payables arising after
	Bills payable	March 31, 2010	March 31, 2010(i)	March 31, 2010(i)
	$	$	$	$
Bills payable with maturity date on or before June 30, 2010	22,251	22,251	-	-
Bills payable with maturity date on or before July 31, 2010	491,605	-	477,861	13,744
Bills payable with maturity date on or before August 31, 2010	128,535	-	128,535	-
	642,391	22,251	606,396	13,744

(i)

The AP Financing loan is operated by DBS Bank’s payment directly to the Company’s suppliers at 100% of invoiced value against original invoice. Of AP Financing loan of $642,391 due to DBS as of May 21, 2010, $606,396 was utilized in payment of trade payable arising after March 31, 2010, $22,251 relates to bills payable as of March 31, 2010, while the rest of $13,744 relates to payment of trade payable arising after March 31, 2010.

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

          We are a holding company for subsidiaries engaged in two main business activities: (i) digital out-of-home advertising and (ii) light-emitting diode (“LED”) solutions. During the three months ended March 31, 2010, approximately 8% of our revenue was derived from our digital out-of-home advertising business and 92% from our LED solutions business.

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

          We have partnered directly with New World Group companies New World China Land Limited (“NWCL”) and New World Department Stores China Ltd. (“NWDSC”) to install and operate digital out-of-home advertising screens at properties owned by NWCL and operated by NWDSC throughout mainland China. NWDSC is a department store operator in the PRC with a network of 28 stores in 16 major cities in China.

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

          As of May 1, 2010, we have set up and operate 5 out-of-home LED screens in Hong Kong and 30 out-of-home LED screens across various major cities in China, including 2 screens in Beijing, 1 screen in Shenzhen, 1 screen in Jinan and 26 screens in Zhejiang province. 7 new screens are expected to be in operation before the end of 2010. Additionally, we have launched and operate approximately 300 indoor LCD displays within 28 NWDSC department stores across 16 cities in China. Both the LED and LCD advertising networks became operational and began generating advertising revenue in February 2010 from various well-known international brand-name customers.

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

          In September 2009, our board of directors authorized management to begin the process to sell all the rights and assets of our lighting source products business, namely Beijing Aihua. Our company’s decision to discontinue operations in the lighting source products business was intended to more effectively utilize our financial and human resources by focusing on our digital out-of-home advertising and LED solutions businesses which we consider to have more promising potential for revenue and margin growth. As of September 30, 2009, we classified these assets as assets held for sale and included the results of the lighting source products business in discontinued operations. On November 20, 2009, Beijing Illumination entered into a Sale and Purchase Agreement with Zhejiang Zhong Jun Investment Management Co. Limited (“Zhejiang Zhong Jun”). Pursuant to the terms and conditions of the Sale and Purchase Agreement, Beijing Illumination agreed to sell its 100% ownership of the registered share capital of Beijing Aihua to Zhejiang Zhong Jun in consideration for payments totaling RMB7,800,000 (approximately US$1,140,751). Of this amount, a cash deposit of RMB1,500,000 (approximately US$219,375) was paid by Zhejiang Zhong Jun to Beijing Illumination on November 20, 2009. The remaining RMB6,300,000 (approximately US$921,861) was paid in full by Zhejiang Zhong Jun to Beijing Illumination in cash in March 2010. The Sale and Purchase Agreement closed on April 12, 2010.

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

Summary of Key Results

          Total net revenue from continuing operations for the three months ended March 31, 2010 was $3,604,668, which represents a 387% increase from the total net revenue from continuing operations of $739,756 for the three months ended March 31, 2009.

          Net profit from continuing operations for the three months ended March 31, 2010 was $254,755 compared to a net loss of $1,264,159 for the three months ended March 31, 2009.

          Net loss from discontinued operations for the three months ended March 31, 2010 was $4,583 compared to a net loss of $1,004,523 for the three months ended March 31, 2009

          Basic and fully diluted earnings per share for the three months ended March 31, 2010 was $0.00 compared to a basic and fully diluted loss per share of $0.04 for the three months ended March 31, 2009.

Results of Operations – Three months ended March 31, 2010

Net Profit

          Our net profit from continuing operations attributable to Lightscape Technologies Inc. common shareholders for the three months ended March 31, 2010 was $254,755, or $0.00 per basic and fully diluted share, compared to a net loss of $1,264,159, or $0.02 per basic and fully diluted share, for the three months ended March 31, 2009. The increase in net profit from continuing operations is primarily attributable to a $297,479 increase in revenue from our digital out-of-home advertising business, a $2,570,024 increase in revenue from our LED solutions business and a $1,162,068 decrease in operating expenses.

          Our net loss from discontinued operations attributable to Lightscape Technologies Inc. common shareholders for the three months ended March 31, 2010 was $4,583, or $0.00 per basic and fully diluted share, compared to a net loss of $1,004,523, or $0.02 per basic and fully diluted share, for the three months ended March 31, 2009. The decrease in net loss from discontinued operations is primarily attributable to the scaling down of our operations within the lighting source products business and the sale of our lighting source products subsidiary Beijing Aihua.

Revenues and Cost of Revenues

          Total net revenue from continuing operations for the three months ended March 31, 2010 was $3,604,668, which represents a 387% increase from the total net revenue from continuing operations of $739,756 for the three months ended March 31, 2009. The increase in net revenues is attributable to increased sales across both our digital out-of-home advertising business and our LED solutions business.

          Specifically, revenue related to our digital out-of-home advertising business was $297,479 for the three months ended March 31, 2010 as compared to $nil during the three months ended March 31, 2009. The increase in revenue was due to our entry into the digital out-of-home advertising business during calendar year 2009 and the generation of new revenue streams from this business segment beginning during the three months ended June 30, 2009. The gross profit margin on our digital out-of-home advertising business was 50% for the three months ended March 31, 2010. Our digital out-of-home advertising business is expected to contribute increased revenues in the foreseeable future as we build out our digital out-of-home advertising network, primarily through our relationships with New World China Land Limited and New World Department Stores China Ltd. Our company has also formed strategic partnerships with Ogilvy & Mather Group, a major advertising agency in Hong Kong, and LIME, a diversified media conglomerate, to sell advertising space on our digital out-of-home network. Both of these partnerships are actively promoting out-of-home advertising on our network. We are also in the process of negotiating strategic partnership agreements and contracts with other advertising agencies and advertisers for the sales of advertising space on our digital advertising network.

          Revenue related to our LED solutions business increased to $3,307,189 for the three months ended March 31, 2010 from $737,165 during the three months ended March 31, 2009, or an increase of 349%. The increase in revenues was due primarily to the completion of LED solutions contracts with larger average contract sums during the three months ended March 31, 2010 as compared to a similar number of contracts but with relatively smaller contract sums completed during the three months ended March 31, 2009.

The gross profit margin on our LED solutions business was 25% for the three months ended March 31, 2010. Our LED solutions business is expected to contribute increased revenues in the foreseeable future as several key projects are expected to be completed in the near future.

          Total cost of revenues for the three months ended March 31, 2010 was $2,620,485, which represents an increase of 1,235% as compared to total cost of revenues of $196,342 for the three months ended March 31, 2009. The increase in the total cost of revenues during the three months ended March 31, 2010 was due primarily to the corresponding 387% increase in overall sales revenues. Our overall gross profit margin was 27% for the three months ended March 31, 2010.

Operating Expenses

          Operating expenses for the three months ended March 31, 2010 were $716,236, which represents a 62% decrease in operating expenses from $1,878,304 for the three months ended March 31, 2009. Selling, marketing, general and administrative expenses constitute the main components of our operating expenses.

          Selling and marketing expenses for the three months ended March 31, 2010 decreased approximately 31% to $85,230 from $123,234 for the three months ended March 31, 2009. The decrease is attributable to one-time advertising campaign expenses and sales network set up costs related to the launch of our digital out-of-home advertising network during the three months ended March 31, 2009 with no comparable one-time expenses during the three months ended March 31, 2010. Our company anticipates that selling and marketing expenses will remain steady or increase slightly in the future in step with overall revenue increases. As we further expand our core digital out-of-home advertising and LED solutions businesses, any increases in selling and marketing expenses are expected to be limited as a result of a company-wide cost-cutting initiative implemented throughout 2009 and into 2010.

          General and administrative expenses decreased by 33% during the three months ended March 31, 2010 to $584,870 from $870,910 for the three months ended March 31, 2009. The decrease is primarily attributable to a company-wide cost-cutting initiative implemented throughout 2009 and into 2010. Our company anticipates that general and administrative costs will remain steady or marginally increase in the foreseeable future as our company’s operations continue to expand, however, such increases are expected to continue to be limited as a result of the cost-cutting initiative.

          Bad debts expenses for the three months ended March 31, 2010 decreased to $nil from $798,458 for the three months ended March 31, 2009. The bad debts expense during the three months ended March 31, 2009 resulted from a write off of a trade receivable within our LED solutions business which management deemed irrecoverable and a one-time occurrence.

Liquidity and Capital Resources

          Our principal cash requirements are for operating expenses, including staff costs and funding costs of inventory.

Working Capital

          As of March 31, 2010, our company had an overall net working capital surplus of $1,491,791 compared to a surplus of $1,286,027 as of December 31, 2009, representing an increase in working capital of $205,764. The cash and cash equivalents of our company increased to $596,832 as at March 31, 2010 as compared to $209,508 as of December 31, 2009.

Cash Flow Related to Operating Activities

          Continuing operating activities used cash of $12,381 for the three months ended March 31, 2010 as compared to continuing operating activities generating cash of $1,290,537 for the three months ended March 31, 2009.

The decrease in cash generated by continuing operating activities was mainly due to the $118,827 increase in the operating asset “Costs and estimated earnings in excess of billings on uncompleted contracts”, which represents more project revenue being recognized during the period than the amount of sales invoices billed to our clients. The increasing total signifies the timing difference between revenue recognition and billing to our clients, which will be reduced significantly towards completion of individual projects, and subsequent timely issuance of relevant invoices. A $977,558 decrease in the operating liability “Billings in excess of costs and estimated earnings on uncompleted contracts” also contributed significantly to the decrease in cash generated by continuing operating activities. This operating liability represents amounts billed on our LED solutions contracts in excess of revenues recognized. The decreasing total signifies that we paid more project costs and collected fewer deposits during the three months ended March 31, 2010. A $785,412 decrease in accrued expenses also detracted from our operational cash flow from continuing activities as we sped up payment of certain invoices. Our operational cash flows were enhanced by the $250,172 net profit during the three months ended March 31, 2010, and by a $1,973,467 increase in trade payables as we took advantage of extended credit term limits from certain suppliers. Discontinued operating activities generated $nil during the three months ended March 31, 2010 as compared to discontinued operating activities using cash of $1,044,696 during the three months ended March 31, 2009.

Cash Flow Related to Investing Activities

          Net cash generated by investing activities of continuing operations amounted to $736,118 during the three months ended March 31, 2010 as compared to investing activities of continuing operations using cash of $1,669,071 during the three months ended March 31, 2009. The increase in cash generated by investing activities of continuing operations is attributable primarily to the $916,550 our company received during the three months ended March 31, 2010 related to the disposal of our subsidiary Beijing Aihua within the lighting source products business. Investing activities of discontinued operations generated $nil during the three months ended March 31, 2010 as compared to investing activities of discontinued operations generating cash of $409,085 during the three months ended March 31, 2009.

          Our company incurred capital expenditures of $180,470 during the three months ended March 31, 2010 and $1,669,071 for the three months ended March 31, 2009. The decrease in capital expenditures for the three months ended March 31, 2010 as compared to March 31, 2009 was mainly attributable to the $894,098 decrease in purchases of digital out-of-home advertising equipment and a $487,073 decrease in purchase of plant and equipment. We plan to install additional large-sized LED displays during the second half of 2010, including but not limited to New World Department Store China Ltd. department stores in Wuhan and Changsha, China. We estimate total capital expenditures for these LED screens to be approximately $1,092,545, in the form of cash and/or utilization of our company’s LED screen inventory.

Cash Flow Related to Financing Activities

          Financing activities of continuing operations used cash of $336,413 for the three months ended March 31, 2010 as compared to financing activities of continuing operations using cash of $35,352 for the three months ended March 31, 2009. The increase in net cash flow used in financing activities of continuing operations was mainly due to the $261,164 repayment of bank loans during the three months ended March 31, 2010 compared to no such repayments during the three months ended March 31, 2009. Financing activities of discontinued operations generated $nil during the three months ended March 31, 2010 as compared to financing activities of discontinued operations generating cash of $37,678 for the three months ended March 31, 2009.

          During the nine months ended December 31, 2009, our company, through our wholly-owned subsidiary Lightscape Technologies (Greater China) Limited (“LTGC”), obtained an installment loan of $771,208 (HKD6,000,000) from DBS Bank (Hong Kong) Limited (“DBS Bank”) under the Special Loan Guarantee Scheme of The Government of the Hong Kong Special Administrative Region (“HKSAR Government”). The loan was repayable over 12 equal monthly installments, at an interest rate of 2% per annum over the prime lending rate, from May 12, 2009 to April 12, 2010. The installment loan was secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 70% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of our company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC. On April 8, 2010 the twelfth and final loan installment was repaid to DBS Bank.

          In late March 2010, our company, through LTGC, secured an Account Payable Financing (“AP Financing”) loan facility, which also applies to Letter of Credit and Trust Receipt, with a maximum limit of $642,674 (or HKD5,000,000) from DBS Bank under the Special Loan Guarantee Scheme of the HKSAR Government. The AP Financing loan is operated on a revolving basis, with the AP Financing loan granted at 100% of invoiced value against original invoice, for a maximum maturity of 90 days, less supplier’s credit period, if any. Interest charged against the related bill payable will be at a standard bills rate quoted by DBS from time to time. The AP Financing loan is secured by a Special Loan Guarantee issued by the HKSAR Government for an amount equal to 80% of the loan, a Guarantee and Indemnity for an unlimited amount duly executed by a director of the Company and a director of LTGC, and a Guarantee and Indemnity for an unlimited amount duly executed by Tech Team Investment Limited, the immediate holding company of LTGC.

          Management believes that additional cash may need to be raised in the next twelve months to finance our existing operations and expansion of our digital out-of-home advertising and LED solutions businesses since we have not yet achieved sustainable positive cash flows. However, management also expects to generate positive cash flow in the coming twelve months from the completion of projects which may substantially, if not fully, meet the cash needs of our company during the next twelve months. Management may consider outside capital over the near-term, including the next twelve months, if required to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing, and there is no assurance that capital will be available to meet our continuing development costs or, if the capital is available, that it will be on terms acceptable to us.

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

Item 4. Controls and Procedures.

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

          There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of March 31, 2010. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

Item 1A. Risk Factors.

          In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our company’s Transition Report on Form 10-K for the fiscal nine months ended December 31, 2009. If any of those factors were to occur, they could materially adversely affect our company’s financial condition or future results, and could cause our actual results to differ materially from those expressed in our forward-looking statements in this report. Our company is aware of no material changes to the Risk Factors discussed in our company’s Transition Report on Form 10-K for the fiscal nine months ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. (Removed and Reserved).

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Charter (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

Exhibit Number	Description

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on April 11, 2000)

3.3	Certificate of Reverse Stock Split filed with the Nevada Secretary of State on November 12, 2003 (incorporated by reference from our Current Report on Form 8-K filed on December 17, 2003)

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

10.3	Agreement between Lightscape Technologies Inc. and Aaron Tibor Ratner dated April 18, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2008)

10.4

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
Date: May 21, 2010